Form 10-K
period 1996-06-30
FIRST SAVINGS BANCORP INC
filed 1996-09-30
CIK 912836

- --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                   FORM 10-K


                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


              For the fiscal year ended     June 30, 1996
                                        ---------------------

             Commission file number            0-27098
                                    -------------------------


                          FIRST SAVINGS BANCORP, INC.
                       ------------------------------
             (Exact name of registrant as specified in its charter)

      North Carolina                                    56-1842701
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

205 S.E. Broad Street, P.O. Box 1657
  Southern Pines, North Carolina                           28388
- ---------------------------------------                  ----------
(Address of principal executive office)                  (Zip Code)

Registrant's telephone number, including area code        (910) 692-6222
                                                    ------------------------

Securities Registered Pursuant to Section 12(b) of the Act:     None
                                                             -----------

          Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, no par value
                      -----------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes    X              No
                                              -----                -----

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.            [  ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $56,671,200 common stock, no par value, based on the closing price of such
- ----------------------------------------------------------------------------
common stock on August 30, 1996.
- --------------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
3,744,000 shares of common stock, no par value, outstanding at September 1,
- ---------------------------------------------------------------------------
1996.
- -----

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of First Savings Bancorp, Inc. for the year ended June 30, 1996, are incorporated by reference into Part I, Part II and Part IV.

Portions of the Proxy Statement for the 1996 Annual Meeting of Shareholders of First Savings Bancorp, Inc. to be held on October 23, 1996, are incorporated by reference into Part III.

                                     PART I


ITEM 1.  BUSINESS

General

          First Savings Bancorp, Inc. (the "Holding Company") is a savings bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the savings bank holding company laws of North Carolina. The Holding Company's office is located at 205 S.E. Broad Street, Southern Pines, North Carolina. The Holding Company's activities consist of investing the proceeds of its initial public offering which were retained at the holding company level and owning First Savings Bank of Moore County, Inc., SSB (the "Bank"). The Holding Company's principal sources of income are earnings on its investments. In addition, the Holding Company receives any dividends which are declared and paid by the Bank on its capital stock.

          The Bank was originally chartered in 1922. It is a member of the Federal Home Loan Bank ("FHLB") system and its accounts are federally insured up to allowable limits. The Bank is primarily engaged in soliciting deposit accounts from the general public, making loans primarily secured by residential real estate and making limited types of consumer loans.

          The operations of the Bank and depository institutions in general are significantly influenced by general economic conditions and by related monetary and fiscal policies of depository institution regulatory agencies, including the Federal Reserve, the Federal Deposit Insurance Corporation (the "FDIC") and the North Carolina Administrator, Savings Institutions Division, North Carolina Department of Commerce (the "Administrator"). Deposit flows and cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds.

          The Bank conducts its business through five offices in Southern Pines, Pinehurst, Carthage and West End, North Carolina.

          The Holding Company and the Bank are collectively referred to herein as "First Savings."

Market Area

          First Savings' primary market area consists of Moore County, North Carolina. Moore County is home to many retirement communities and, with its many renowned golf courses in Pinehurst and Southern Pines, has an active tourist and convention business. As a result, the economy of Moore County is primarily service oriented. However, there is also employment in manufacturing, agricultural and governmental activities. Major employers of First Savings' market area include Resorts of Pinehurst, Moore County Regional Hospital, Ithaca Industries, Inc., JPS Carpets, Perdue, Inc. and Stanly Furniture Company.

Lending Activities

          General. First Savings' primary source of revenue is interest and fee income from its real estate lending activities, consisting primarily of mortgage loans for the purchase, refinancing or construction of one-to-four family residential real property located in its primary market area. First Savings also makes loans secured by multi-family residential and non-residential real estate, home equity and home improvement loans, savings account loans, installment loans and credit card loans. As a result, over 99% of First Savings' loan portfolio is secured by real estate. As of June 30, 1996, over 99% of the net amount of First Savings' real estate loan portfolio was secured by properties in North Carolina. On June 30, 1996, the largest amount First Savings had outstanding to any one borrower and its affiliates was approximately $1,100,000. In addition to interest earned on loans, First Savings receives fees in connection with loan originations, loan modifications, late payments, loan assumptions and other miscellaneous services.

          Loan Portfolio Composition. First Savings' consolidated net loan portfolio totalled approximately $177.4 million at June 30, 1996 representing 69.1% of First Savings' total assets. At June 30, 1996, approximately 73.5% of First Savings' net loan portfolio was composed of adjustable rate loans, and approximately 26.5% of First Savings' net loan portfolio was composed of fixed rate loans. At June 30, 1996, approximately $151.9 million, or 85.6%, of First Savings' net loan portfolio was composed of one-to-four family residential real estate loans. On such date, approximately $12.4 million, or 7.0%, of First Savings' net loan portfolio was composed of multi-family residential and non-residential real estate loans.

          The following table sets forth the composition of First Savings' loan portfolio by type of loan at the dates indicated.


                                                                At June 30,
- --------------------------------------------------------------------------------------------------------------------
                             1995               1996               1994               1993               1992
- --------------------------------------------------------------------------------------------------------------------

                                  % of               % of               % of               % of               % of
                        Amount    Total    Amount    Total    Amount    Total    Amount    Total    Amount    Total
                       --------  -------  --------  -------  --------  -------  --------  -------  --------  -------
                                                               (In Thousands)
Real Estate Loans:
 Residential 1-4
   family............  $151,934   85.63%  $141,814   88.76%  $127,987   89.64%  $120,877   86.34%  $117,571   89.07%
 Multi-family (5 or
   more units).......     3,070    1.73      2,272    1.42      3,393    2.37      2,573    1.84      2,971    2.25
 Construction........     8,123    4.58      3,992    2.50      2,027    1.42      3,268    2.34      2,258    1.71
 Commercial real
   estate and other
   properties........    12,028    6.78     11,844    7.41     11,022    7.72     12,227    8.73      7,604    5.76
 Home equity and
   property
   improvement.......     5,607    3.16      4,066    2.55      2,852    2.00      2,863    2.04      2,568    1.95
                       --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
 Total real estate
   loans.............   180,762  101.88    163,988  102.64    147,281  103.15    141,808  101.29    132,972  100.74
                       --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
Other:
 Savings account
   loans.............       875     .49        703     .44        604     .42        824     .59        788     .60
Installment loans....       351     .20        111     .07         --      --         --      --         --      --
Credit card loans....       520     .29         --      --         --      --         --      --         --      --
                       --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
 Total other loans...     1,746     .98        814     .51        604     .42        824     .59        788     .60
                       --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
Less:
 Unearned fees and
   discounts.........       509     .29        458     .29        369     .26        246     .18        192     .15
 Loans in process....     3,959    2.23      3,958    2.48      4,128    2.89      1,752    1.25      1,500    1.14
 Allowance for
   loan losses.......       609     .34        609     .38        609     .42        630     .45         66     .05
                       --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
 Total reductions....     5,077    2.86      5,025    3.15      5,106    3.57      2,628    1.88      1,758    1.34
                       --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
 Total loans
   receivable, net...  $177,431  100.00%  $159,777  100.00%  $142,779  100.00%  $140,004  100.00%  $132,002  100.00%
                       ========  ======   ========  ======   ========  ======   ========  ======   ========  ======

   The following table sets forth the time to contractual maturity or repricing of First Savings' loan portfolio at June 30, 1996. Loans which have adjustable rates are shown as being due in the period during which rates are next subject to change while fixed rate and other loans are shown as due in the period of contractual maturity. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments in the loan portfolio totalled $35.4 million, $25.7 million and $37.4 million in fiscal years 1996, 1995 and 1994, respectively. Amounts in the table are net of loans in process and net of unamortized loan fees.



                                                               At June 30, 1996
                                          ----------------------------------------------------------
                                                    Over 1    Over 3    Over 5
                                          One Year  Year to  Years to  Years to  Over 10
                                          or Less   3 Years  5 Years   10 Years   Years      Total
                                          --------  -------  --------  --------  --------  ---------
                                                               (In Thousands)
Fixed rate 1-4 family residential.......   $    61  $   529   $   919   $10,707   $27,802   $ 40,018
Adjustable rate 1-4 family residential..    25,953   51,740     7,783    21,777     2,100    110,353
Home equity and property improvement....     5,606       --        --        --        --      5,606
Construction............................     4,164       --        --        --        --      4,164
Multi-family (5 or more units)..........     1,080      502       270        79     1,117      3,048
Commercial..............................     3,622    3,901     1,333       659     3,589     13,104
Other loans.............................       565       80     1,098         4        --      1,747
                                           -------  -------   -------   -------   -------   --------
                                           $42,051  $56,752   $11,403   $33,226   $34,608   $178,040
                                           =======  =======   =======   =======   =======   ========

     The following table sets forth the dollar amount at June 30, 1996 of all loans maturing or repricing on or after June 30, 1996 which have fixed or adjustable interest rates.


                                                   Fixed Rates  Adjustable Rates
                                                   -----------  ----------------

                                                         (In Thousands)
Mortgage loans/1/...............................       $40,018          $120,123

Other loans.....................................         7,109            10,790
                                                       -------          --------
                                                       $47,127          $130,913
                                                       =======          ========

/1/Includes only loans secured by residential 1-4 family properties.

     Origination, Purchase and Sale of Loans. First Savings does not originate its loans with the intention that they will be sold in the secondary market. Loans generally are not originated in conformity with purchase requirements of the Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA"). First Savings originates loans which satisfy its underwriting requirements which are tailored for its local community. As a result, many of such loans do not satisfy various requirements imposed by the FHLMC or the FNMA. Accordingly, such loans are not readily saleable in the secondary market. Such loans could be sold only after incurring certain costs, such as costs for surveys and title insurance and/or discounting the purchase price.

     First Savings purchased loan participations totaling $1,570,000, $99,000 and $50,000 during the years ended June 30, 1996, 1995 and 1994, respectively. All such loan participations are secured by real property located in North Carolina.

     The table below sets forth First Savings' total loan origination, purchase and sale activity and loan portfolio repayment experience during the periods indicated.


                                                       Year Ended June 30,
                                             ----------------------------------
                                                   1996       1995       1994
                                                 ---------  ---------  ---------

                                                          (In Thousands)
Loans receivable, net, beginning of period.....  $159,777   $142,779   $140,004
Loan Originations:
  Residential 1-4 family.......................    32,288     27,312     28,774
  Adjustable home equity.......................     6,689      3,472      1,813
  Multi-family (5 or more units)...............        --         --      1,628
  Commercial real estate and other properties..       213      1,256        580
  Construction.................................    11,266     10,659      7,450
  Installment and other loans..................     1,097         99         --
  Total originations...........................    51,553     42,798     40,245
                                                 --------   --------   --------
Loans purchased................................     1,570         29         50
Loan sales.....................................        --         --         --
Principal repayments...........................   (35,417)   (25,741)   (37,388)
Other changes, net/1/..........................       (52)       (88)      (132)
                                                 --------   --------   --------
Loans receivable, net, end of period...........  $177,431   $159,777   $142,779
                                                 ========   ========   ========

- -----------------------------------
/1/Includes changes in deferred loan fees, allowance for loan losses, unearned discounts and loans transferred to real estate owned.

     One-to-Four Family Residential Real Estate Lending. First Savings' primary lending activity is the origination of first mortgage loans to enable borrowers to purchase or refinance one-to-four family residential real property. On June 30, 1996, approximately $151.9 million, or 85.6% of First Savings' total net loan portfolio consisted of one-to-four family residential mortgage loans.
These include both loans secured by detached single-family residences and condominiums and loans secured by individually-owned residences in attached housing containing not more than four separate dwelling units. Consistent with First Savings' emphasis on being a community-oriented financial institution, it is and has been First Savings' strategy to focus its lending efforts in Moore County, North Carolina.

     The one-to-four family residential mortgage loans originated by First Savings generally have loan-to-value ratios of no more than 80%. The fixed rate loans originated by First Savings have terms of up to 30 years. In addition, First Savings originates adjustable rate mortgage loans having terms of up to 30 years.

     Substantially all of the fixed interest rate loans in First Savings' loan portfolio contain a due-on-sale clause providing that First Savings may declare the unpaid amount due and payable upon the sale or transfer of any interest in the property securing the loan. First Savings could enforce these due-on-sale clauses to the extent permitted by law.

     First Savings has been making adjustable rate mortgage loans since 1984. Interest rates on most adjustable rate one-to-four family residential mortgage loans are tied to the Treasury securities index adjusted to a constant maturity plus a margin. Rates generally adjust every one, three or five years. There are generally caps which limit the amount of increases at one time and over the life of the loan. The terms and conditions of First Savings' adjustable rate loans, including the applicable index, margin and rate caps, may vary over time. Adjustable rate loans are generally considered to involve a greater degree of risk than fixed rate loans because borrowers may have difficulty meeting their payment obligations if interest rates and required payment amounts increase substantially.

     While one-to-four family residential loans are normally originated with 15 to 30 year terms, such loans customarily remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates, and the interest rates payable on outstanding loans. The thrift and mortgage banking industries have generally used twelve-year and seven-year average loan lives in calculations calling for prepayment assumptions for 30-year residential loans and 15-year residential loans, respectively. Management believes that First Savings' recent loan prepayment experience has been shorter than these assumed average loan lives due to recent periods of low interest rates and resulting high rates of refinancing.

     First Savings generally does not require title insurance for its one-to-four family residential loans, but instead requires an attorney's title opinion. First Savings also generally requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the loan amount or replacement cost of the improvements on the property securing loans, whichever is greater. On loans with loan-to-value ratios in excess of 85%, First Savings generally requires that private mortgage insurance be obtained.

     Home Equity Lines of Credit and Property Improvement Loans. Home equity and property improvement loans comprised approximately $5.6 million, or 3% of First Savings' net loan portfolio, as of June 30, 1996. These loans are generally secured by subordinate liens against residential dwellings. Most of the loans which are secured by subordinate liens are secured by properties against which First Savings holds the first lien. Home equity lines of credit have terms of up to 15 years and interest rates which are adjustable based upon prime rates. Because these loans involve lines of credit which can be drawn over a period of time, First Savings faces additional risks associated with changes in the borrower's financial condition. Because home equity loans have adjustable rates with no rate caps (other than usury limitations), increased delinquencies could occur if interest rates increase and borrowers are unable to satisfy higher payment requirements. Home equity loans are generally limited so that the amount of such loans, along with any senior indebtedness, does not exceed 75% of the value of the real estate security. Property improvement loans generally have terms of up to 15 years and both fixed and adjustable interest rates. The loans are generally underwritten applying the same standards as are applied to one-to-four family residential real estate loans.

     Commercial Real Estate Lending. On June 30, 1996, First Savings had approximately $12.0 million in outstanding loans secured by commercial real estate, comprising approximately 7% of its net loan portfolio. These loans are secured by churches, office buildings, retail establishments and other commercial real estate properties. These loans have both fixed and adjustable interest rates. The loans generally do not exceed 75% of the appraised value of the real estate security as determined by recent appraisals. Loans secured by commercial properties generally are larger than one-to-four family residential loans and involve a greater degree of risk. Payments on these loans depend to a large degree on results of operations and management of the properties and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general.

     Multi-Family Residential Real Estate Lending. On June 30, 1996, First Savings had approximately $3.0 million in outstanding loans secured by multi-family residential real estate, comprising approximately 2% of its net loan portfolio. These loans are secured by apartment complexes and other multi-family residential properties and have both fixed and adjustable interest rates. The loans generally do not exceed 75% of the appraised value of the real estate security as determined by recent appraisals. Loans secured by multi-family residential properties generally are larger than one-to-four family residential loans and involve a greater degree of risk. Payments on these loans depend to a large degree on results of operations and management of the properties and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general.

     Construction-Permanent Lending. On June 30, 1996, First Savings had approximately $8.1 million in outstanding construction loans, representing 5% of First Savings' net loan portfolio. Most of these loans are for construction of single-family dwellings. These loans, which are generally made to persons building residences for their own occupancy, generally provide for the payment of interest only during a construction period, after which the loans convert to a permanent loan at fixed or adjustable interest rates having terms similar to those of other one-to-four family residential loans. First Savings does not make short-term construction loans solely to provide construction period financing and generally does not make "spec loans" to contractors developing property for resale.

     Construction-permanent loans are generally considered to involve a higher degree of risk than long-term financing secured by real estate which is already occupied. A lender's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at the completion of construction and the estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, the lender may be required to advance funds beyond the amount originally committed in order to permit completion of construction. If the estimate of anticipated value proves to be inaccurate, the lender may have security which has value insufficient to assure full repayment. In addition, repayment of loans made to investors to finance construction of properties is often dependent upon the builder's ability to sell the property once construction is completed.

     Savings Account, Installment Loans and Credit Card Loans. First Savings also offers savings account loans, which are loans secured by deposit accounts, and has made some unsecured installment loans. On June 30, 1996, First Savings had $875,000 in savings accounts loans outstanding, $351 in installment loans outstanding and $520,000 in credit card loans outstanding. The interest rate on savings account loans is generally 2% above the interest rate being paid on the deposit account serving as collateral, and the maximum amount of these loans is 90% of the related deposit account.

     Loan Solicitation, Processing and Underwriting. Loan originations are derived from a number of sources such as referrals from real estate brokers, direct solicitations by First Savings' loan officers, existing depositors and borrowers, builders, attorneys, walk-in customers and in some instances, other lenders.

     During its loan approval process, First Savings places significant emphasis on the value of the collateral which will secure the loan. First Savings also assesses the applicant's ability to make principal and interest payments on the loan. First Savings obtains detailed written loan applications to determine the borrower's ability to repay and verifies responses on the loan application through the use of credit reports, financial statements and other confirmations. Under current practice, the responsible officer or loan officer of First Savings analyzes the loan application and the property involved, and an appraiser inspects and appraises the property. First Savings requires appraisals on all real estate loans. Some appraisals are performed by employees of the institution when permitted by applicable regulations. First Savings also obtains information concerning the income, financial condition, employment and the credit history of the applicant. After this review, all loans, other than home equity line of credit loans, are approved by the Board of Directors. Home equity line of credit loans may be approved by a loan officer and the Chief Executive Officer.

     Normally, upon approval of a residential loan application, First Savings gives a commitment to the applicant that it will make the approved loan at a stipulated rate at any time within a 60-day period from the date the application is received. The loan is typically funded at a rate of interest and on other terms which are based on market conditions existing as of the date of the commitment. First Savings also has outstanding commitments on its home equity line of credit loans and credit card loans. As of June 30, 1996, First Savings' outstanding loan commitments, including unused home equity lines of credit and unused credit card lines of credit, totalled approximately $16.0 million.

     First Savings originates loans with the intention that they will be held in its portfolio. First Savings' underwriting is therefore tailored to meet the needs of its local community, and there is a strong focus on collateral values. Loans generally are not originated in conformity with the purchase requirements of FHLMC or FNMA. See " - Lending Activities - Origination, Purchase and Sale of Loans."

     Interest Rates, Points and Fees. Interest rates and fees charged on First Savings' loans are affected primarily by the market demand for loans, competition, the supply of money available for lending purposes and First Savings' cost of funds. These factors are affected by, among other things, general economic conditions and the policies of the federal government, including the Federal Reserve, tax policies and governmental budgetary matters.

     In addition to earning interest on loans, First Savings receives fees in connection with originating loans and making loan commitments. Fees for prepayments of loans, loan modifications, late payments, loan assumptions and other miscellaneous services in connection with loans are also charged by First Savings.

     Nonperforming Assets and Asset Classification. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. In this event, the normal procedure followed by First Savings is to make contact with the borrower at prescribed intervals in an effort to bring the loan to a current status. In most cases, delinquencies are cured promptly. If a delinquency is not cured, First Savings normally, subject to any required prior notice to the borrower, commences foreclosure proceedings. If the loan is not reinstated within the time permitted for reinstatement, or the property is not redeemed prior to sale, the property may be sold at a foreclosure sale. In foreclosure sales, First Savings may acquire title to the property through foreclosure, in which case the property so acquired is offered for sale and may be financed by a loan involving terms more favorable to the borrower than those normally offered. Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold or otherwise disposed of by First Savings to recover its investment. As of June 30, 1996, First Savings did not own any real estate acquired in settlement of loans. Any real estate acquired in settlement of loans is initially recorded at the lower of the loan balance plus unpaid accrued interest or the estimated fair value at the time of acquisition and is subsequently reduced by additional allowances which are charged to earnings if the estimated fair value of the property declines below its initial value. Subsequent costs directly relating to development and improvement of property are capitalized (not to exceed fair value), whereas costs relating to holding property are expensed.

     Since early 1993, First Savings' general policy has been to place a loan on nonaccrual status when the loan becomes 90 days delinquent. Interest on loans that are contractually 90 days or more past due is reserved through an allowance account. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments is back to normal, in which case the loan is returned to accrual status.

     Additional interest income relating to First Savings' nonaccrual loans for the year ended June 30, 1996 of approximately $2,300 would have been earned if the loans had been current in accordance with their terms.

     The following table sets forth information with respect to nonperforming assets identified by First Savings, including nonaccrual loans, real estate owned and nonperforming investments in real estate, at the dates indicated. During the periods shown, First Savings had no "restructured loans" as defined by Statement of Financial Accounting Standards No. 15. As is set forth above, prior to 1993, First Savings did not place loans in a nonaccrual status simply because they became 90 days delinquent. This policy was changed in 1993, and this change in policy is reflected in the table.

                                                           At June 30,
                                           ----------------------------------------
                                               1996    1995    1994    1993    1992
                                              ------  ------  ------  ------  ------
                                                          (In Thousands)
Loans accounted for on a nonaccrual basis:
  Real estate -
    Residential.............................  $ 134   $ 139   $ 329   $ 728   $  79
    Commercial..............................            133      --     156      --
  Commercial business.......................             --      --      --      --
  Consumer..................................             --      --      --      --
                                              -----   -----   -----   -----   -----
     Total..................................    134     272     329     884      79
                                              -----   -----   -----   -----   -----
Accruing loans which are contractually past
 due 90 days or more:
  Real estate -
    Residential.............................     --      --      --      --     281
    Commercial..............................     --      --      --      --      --
  Commercial business.......................     --      --      --      --      --
  Consumer..................................     --      --      --      --      --
                                              -----   -----   -----   -----   -----
     Total..................................     --      --      --      --     281
                                              -----   -----   -----   -----   -----
  Total of nonaccrual and 90 days past due
   loans....................................    134     272     329     884     360
                                              -----   -----   -----   -----   -----
Real estate owned...........................     --      --      --      --      --
Other nonperforming assets..................     --      --      --      --      --
                                              -----   -----   -----   -----   -----
  Total nonperforming assets................  $ 134   $ 272   $ 329   $ 884   $ 360
                                              -----   -----   -----   -----   -----
Total loans delinquent 90 days or more to
 net loans..................................    .08%    .17%    .23%    .63%    .21%
Total loans delinquent 90 days or more to
 total assets...............................    .05%    .11%    .13%    .40%    .17%
Total nonperforming assets to total assets..    .05%    .11%    .13%    .40%    .17%

          Applicable regulations require each insured savings institution to "classify" its own assets on a regular basis. In addition, in connection with examinations of savings institutions, regulatory examiners have authority to identify problem assets and, if appropriate, classify them. Problem assets are classified as "substandard," "doubtful" or "loss," depending on the presence of certain characteristics as discussed below.

          An asset is considered "substandard" if not adequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a loss reserve is not warranted.

          As of June 30, 1996, First Savings had $206,434 of loans classified as "substandard" and no loans classified as "doubtful" or "loss." Total classified assets as of June 30, 1996 and 1995 were $133,510 and $271,615, respectively.

          In connection with the filing of periodic reports with regulatory agencies, First Savings reports any assets which possess credit deficiencies or potential weaknesses deserving close attention by management. These assets may be considered "special mention" assets and do not yet warrant adverse classification. At June 30, 1996, First Savings had $873,203 of loans in the "special mention" category. Prior to July 1993, First Savings did not classify loans as "special mention."

          When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. These allowances represent loss allowances which have been established to recognize the inherent risks associated with lending activities and the risks associated with particular problem assets. When an insured institution classifies problem assets as "loss," it charges off the balance of the asset. First Savings' determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the Administrator which can order the establishment of additional loss allowances.

          Allowance for Loan Losses. In originating loans, First Savings recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan as well as general economic conditions. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, First Savings' historical loan loss experience, evaluation of economic conditions and regular review of delinquencies and loan portfolio quality. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security for the loans.

          In fiscal 1993, management significantly increased its allowance for loan losses after reviewing general economic conditions characterized by the continuing slow economic recovery, industry standards and allowances of comparable institutions in its peer group. During the 1994 and 1995 fiscal years, First Savings did not increase this allowance. Management continues to actively monitor First Savings' asset quality, to charge off loans against the allowance for loan losses when appropriate and to provide specific loss reserves when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

          The following table describes the activity related to First Savings' allowance for loan losses for the periods indicated.

                                                         At June 30,
                                       --------------------------------------------
                                           1996     1995    1994    1993     1992
                                          -------  ------  ------  -------  -------
                                                       (In Thousands)
Balance, beginning of period.............  $ 609   $ 609   $ 630    $  66    $   3
Provision for loan losses and losses on
 foreclosed real estate..................     --      --      --      564       64
Charge-off:
  Residential 1-4 family.................     --       4      21       --       --
  Commercial real estate and other.......     --      --      --       --        1
   properties
  Home equity and property improvements..     --      --      --       --       --
  Construction...........................     --      --      --       --       --
  Savings accounts.......................     --      --      --       --       --
  Other consumer.........................     --      --      --       --       --
  Commercial.............................     --      --      --       --       --
                                          ------   -----   -----    -----    -----
                                             609     605     609      630       66
                                          ------   -----   -----    -----    -----
Recoveries:
  Residential 1-4 family.................     --       4      --       --       --
  Commercial real estate and other
   properties............................     --      --      --       --       --
  Construction...........................     --      --      --       --       --
  Savings accounts.......................     --      --      --       --       --
  Other consumer.........................     --      --      --       --       --
  Commercial.............................     --      --      --       --       --
                                          ------   -----   -----    -----    -----
                                              --       4      --       --       --
                                          ------   -----   -----    -----    -----
Net charge-offs..........................     --      --      21       --        1
                                          ------   -----   -----    -----    -----
Balance at end of period.................  $ 609   $ 609   $ 609    $ 630    $  66
                                          ======   =====   =====    =====    =====
Ratio of net charge-offs during the
 period to average loans outstanding
 during the period.......................    .00%    .00%    .01%     .00%     .00%
                                          ======   =====   =====    =====    =====

     The following table sets forth the composition of the allowance for loan losses by type of loan at the dates indicated. The allowance for loan losses is allocated to specific types of loans for statistical purposes only and may be applied to loan losses incurred in any category.

                                                                            At June 30,
                                            --------------------------------------------------------------------------
                                                       1996                    1995                    1994
                                               ---------------------   --------------------    --------------------
                                                           Amount of                 Amount                  Amount
                                                           Loans to     Amount    of Loans      Amount    of Loans
                                               Amount of     Gross        of       to Gross       of       to Gross
                                               Allowance     Loans     Allowance     Loans     Allowance     Loans
                                               ---------     -----     ---------     -----     ---------     -----
                                                                          (In Thousands)
Real estate loans:
  Residential 1-4 family......................       $503      82.59%        $449      73.73%        $484      79.47%
  Commercial real estate and other property...         50       8.21          139      22.82          120      19.70
  Home equity and property improvement........         17       2.79           11       1.81           --         --
  Construction................................         15       2.47           10       1.64            5        .83
                                                     ----     ------         ----     ------         ----     ------
Total real estate loans.......................        585      96.06          609     100.00          609     100.00
                                                     ----     ------         ----     ------         ----     ------
Other loans...................................         24       3.94           --         --           --         --
                                                     ----     ------
Total allowance for loan losses...............       $609     100.00%        $609     100.00%        $609     100.00%
                                                     ====     ======         ====     ======         ====     ======

Investments and Mortgage-Backed Securities

     Interest income from mortgage-backed securities and investment securities generally provides the second largest source of income to First Savings after interest on loans. In addition, First Savings receives interest income from interest-bearing deposits in other financial institutions.

     On June 30, 1996, First Savings' investment securities portfolio consisted of U.S. government and U.S. agency obligations, North Carolina and municipal obligations and FHLB of Atlanta stock. There was a significant increase in First Savings' investment securities portfolio during fiscal 1994 as a result of First Savings' conversion to stock form on January 6, 1994. As a result of this conversion, First Savings received net proceeds from the issuance of its common stock of approximately $36.0 million.

     As of June 30, 1996, $8.2 million of investment securities were pledged as collateral for individual and public deposits.

     As a member of the FHLB of Atlanta, First Savings is required to maintain an investment in stock of the FHLB of Atlanta equal to the greater of 1% of First Savings' outstanding home loans or 5% of its outstanding advances from the FHLB of Atlanta. No ready market exists for such stock, which is carried at cost. As of June 30, 1996, First Savings' investment in stock of the FHLB of Atlanta was approximately $1.9 million. Under FIRREA, the regional FHLBs, including the FHLB of Atlanta, are required to assist in raising funds to resolve problems of insolvent thrift institutions and to finance low income housing. As a result, the amounts of dividends paid on stock of the FHLB of Atlanta could be reduced in the future.

     North Carolina regulations require First Savings to maintain a minimum amount of liquid assets which may be invested in specified short-term securities. See "SUPERVISION AND REGULATION - Liquidity." As is described above, First Savings is also permitted to make certain other securities investments. First Savings has adopted an investment policy which is implemented by First Savings' investment committee, which meets at least monthly. First Savings' investment strategy is intended, among other things, to
(i) provide and maintain liquidity, (ii) maintain a balance of high quality, diversified investments to minimize risk, (iii) provide collateral for pledging requirements, (iv) serve as a countercyclical balance to earnings from lending operations, (v) maximize returns, and (vi) manage interest rate risk. In terms of priorities, safety is considered more important than liquidity or return on investment. First Savings does not engage in hedging activities.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities" which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are to be classified in three categories and accounted for as follows: (i) debt securities that the entity has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; (ii) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with net unrealized gains and losses included in earnings; and (iii) debt and equity securities not classified as either held-to-maturity or trading securities are classified as securities available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of equity. First Savings has no trading securities. First Savings adopted SFAS 115 on July 1, 1994.

     Securities classified as held-to-maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the period to maturity.

     Declines in the fair value of individual held-to-maturity and available-for-sale securities below their costs that are considered to be other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. Unrealized holding gains and losses, net of tax, on securities available-for-sale are reported as a net amount in a separate component of shareholders' equity until realized. Gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

     Prior to July 1, 1994, securities held for investment and securities held for sale were carried at amortized cost and market value, respectively. Unrealized losses on securities held for sale were included in earnings of the current period.

     The following table sets forth certain information regarding First Savings' cash investments and the carrying and market values of First Savings' mortgage-backed securities and investment portfolio at the dates indicated.

                                                                              At June 30,
                                        --------------------------------------------------------------------------------------
                                                       1996                        1995                       1994
                                            -----------------------      ----------------------      ----------------------
                                            Amortized       Market       Amortized      Market       Amortized      Market
                                              Cost           Value         Cost          Value         Cost          Value
                                            ---------      --------      ---------      -------      ---------      -------
                                                                        (In Thousands)
  Interest-bearing deposits in other
    financial institutions.............     $   713        $   713       $  1,069       $ 1,069      $ 5,832        $ 5,832
                                            ========       ========      ========       =======      =======        =======
Securities available-for-sale:
  U.S. government and agency
     securities........................     $ 63,919       $ 63,889      $ 73,504       $74,156      $    --        $    --
  Obligations of states and political
     subdivisions......................        2,150          2,180         2,151         2,218           --             --
  Federal Home Loan Bank stock.........        1,930          1,930         1,930         1,930           --             --
                                            --------       --------      --------       -------      --------       -------
Total securities available-for-sale....     $ 67,999       $ 67,999      $ 77,585       $78,304      $    --        $    --
                                            ========       ========      ========       =======      ========       =======
Securities held-to-maturity:
  U.S. government and agency
     securities........................     $     --       $     --      $  1,999       $ 2,003      $83,591        $81,971
  Obligations of states and political
     subdivisions......................           --             --            --            --        2,201          2,238
  Federal Home Loan Bank stock.........           --             --            --            --        1,930          1,930
  Mortgage-backed securities...........        2,965          3,016         4,484         4,537        5,872          5,961
                                            --------       --------      --------       -------      -------        -------
Total securities held-to-maturity......     $  2,965       $  3,016      $  6,483       $ 6,540      $93,594        $92,100
                                            ========       ========      =========      =======      =======        =======

     The following table sets forth certain information regarding First Savings' cash investments and the carrying value, weighted average yields and contractual maturities of First Savings' mortgage-backed and investment securities as of June 30, 1996.

                                                    After One Through     After Five Through
                               One Year or Less        Five Years             Ten Years
                             --------------------   -------------------   --------------------
                                         Weighted              Weighted              Weighted
                              Carrying    Average   Carrying    Average   Carrying    Average
                               Value       Yield      Value      Yield      Value      Yield
                             ---------   --------   ---------  --------   ---------  ---------
                                                            (In Thousands)
Interest-bearing deposits
 in other financial
 institutions...............    $   713      5.22%    $ --          -- %    $   --         --%
                                -------    ------     -------    ------     -------    ------

Securities
 available-for-sale:
  U.S. government and
   agency securities........    $10,578      5.72%    $53,311      6.40%    $    --        --%
  N.C. State and municipal
   obligations(1)...........        710      6.73          --      7.23         956      5.35
  Federal Home Loan Bank
   stock....................      1,930      7.21         514        --          --        --
                                -------    ------     -------    ------     -------    ------
Total securities
 available-for-sale.........    $13,218      5.99%    $53,825      6.34%    $   956      5.35%
                                -------    ------     -------    ------     -------    ------
Securities
 held-to-maturity:
  Mortgage-backed
   securities...............    $ 1,128      7.50%    $   581      9.40%    $   650      9.60%
                                -------    ------     -------    ------     -------    ------
Total investments, at
 carrying value.............    $14,346               $54,406               $ 1,606
                                -------               -------               -------
Total interest-bearing
 deposits and investments...    $15,059               $54,406               $ 1,606
                                =======               =======               =======

                                    After Ten Years             Total
                                  ----------------------  --------------------
                                               Weighted              Weighted
                                  Carrying      Average    Carrying   Average
                                    Value        Yield      Value      Yield
                                  ---------    ---------  ----------  --------
Interest-bearing deposits
 in other financial
 institutions...............       $    --           --%   $   713      5.22%
                                   -------       ------    -------    ------
Securities
 available-for-sale:
  U.S. government and
   agency securities........       $    --           --%   $63,889      6.29%
  N.C. State and municipal
   obligations(1)...........            --           --      2,180      6.24
  Federal Home Loan Bank
   stock....................            --           --      1,930      7.21
                                   -------       ------    -------    ------
Total securities
 available-for-sale.........       $    --           --%   $67,999      6.31%
                                   -------       ------    -------    ------
Securities
 held-to-maturity:
  Mortgage-backed
   securities...............       $   606         10.4%   $ 2,965      8.94%
                                   -------       ------    -------    ------
Total investments, at
 carrying value.............       $   606                 $70,964
                                   -------                 -------
Total interest-bearing
 deposits and investments...       $   606                 $71,677
                                   =======                 =======

(1) Yields on obligations of states and political subdivisions are not calculated on a tax-equivalent basis.

Deposits and Borrowings

     General. Deposits are the primary source of First Savings' funds for lending and other investment purposes. In addition to deposits, First Savings derives funds from loan principal repayments, interest payments, interest income from mortgage-backed securities, investment income, interest from its own interest-bearing deposits, and otherwise from its operations. Loan repayments are a relatively stable source of funds while deposit inflows and outflows may be significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

     Deposits.  On June 30, 1996, 1995 and 1994, First Savings' savings deposits
totalled $187.4 million, $183.1 million and $182.2 million, respectively.   The
decrease of approximately $13 million in deposits for the year ended June 30, 1994, was primarily due to the use of these funds by depositors of the Bank for the purchase of Holding Company common stock in the conversion of the Bank from mutual to stock ownership on January 6, 1994.

     The following table sets forth information relating to First Savings' deposit flows during the periods shown and total deposits at the end of the periods shown.

                                                    At or For the Year Ended June 30,
                                       -------------------------------------------------------
                                             1996       1995       1994       1993      1992
                                             ----       ----       ----       ----      ----
                                                               (In Thousands)
Total deposits at beginning of period....   $183,080  $182,199   $195,174   $183,595  $175,694
Net increase (decrease) before interest
 credited................................     (3,707)   (7,512)   (21,086)     2,054    (3,381)
Interest credited........................      8,051     8,393      8,111      9,525    11,282
                                            --------  --------   --------   --------  --------
Total deposits at end of period..........   $187,424  $183,080   $182,199   $195,174  $183,595
                                            ========  ========   ========   ========  ========

     First Savings attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. First Savings offers passbook savings accounts, checking accounts, money market accounts and fixed interest rate certificates with varying maturities. All deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition and other factors, including the restructuring of the thrift industry. First Savings' deposits traditionally have been obtained primarily from its market area. First Savings utilizes traditional marketing methods to attract new customers and savings deposits, including print media advertising and direct mailings. First Savings does not advertise for deposits outside of its local market area and it has no brokered deposits.

     The following table sets forth certain information regarding First Savings' savings deposits at the dates indicated.

                                                                 At June 30,
                     -----------------------------------------------------------------------------------------------
                                   1996                            1995                            1994
                           ------------------------       ------------------------       -------------------------
                                 Weighted                        Weighted                        Weighted
                                  Average     % of                Average     % of                Average     % of
                           Amount    Rate     Deposits    Amount     Rate     Deposits    Amount     Rate     Deposits
                           ------  ---------  ---------  --------  ---------  ---------  --------  ---------  --------
                                                               (In Thousands)
Demand Accounts:
Noninterest-bearing
 checking..............   $  242      -- %     .13%  $     887        --%       .48%  $    570        --%       .31%
Interest-bearing
 checking..............   17,190     1.96     9.17      16,654      2.05       9.10     14,824      2.18       8.14
Money market
 accounts..............   40,639     3.94    21.68      37,706      3.90      20.60     59,301      3.36      32.55
Passbook savings.......    9,999     2.50     5.34      10,482      2.54       5.72     12,282      2.54       6.74
Certificates of
 Deposit:
3 months...............    1,398     4.38      .75       1,805      5.08        .99      1,198      3.11        .66
6 months...............   12,891     4.97     6.88      10,232      5.35       5.59     14,296      3.36       7.85
9 months...............   17,305     5.50     9.23      28,089      6.33      15.34         --        --         --
12 months..............   15,771     5.62     8.42       8,349      5.33       4.56     11,042      3.96       6.06
15 months..............       26     5.30      .01        --         --          96       3.65       .05
18 months..............   29,985     5.69    16.00      25,326      5.58      13.83     24,795      4.64      13.61
24 months..............    6,619     5.58     3.53       6,800      5.23       3.71      5,064      4.71       2.78
30-96 months...........   35,359     6.26    18.86      36,750      6.36      20.08     38,731      6.41      21.25
                          ------   ------   ------    --------      ----     ------   --------      ----     ------
Total certificates of
 deposit...............  119,354     5.77    63.68     117,351      5.94%     64.10     95,222      5.07      52.26
                        --------  -------   ------   ---------      ----     ------   --------      ----     ------
Total Deposits......... $187,424     4.84%  100.00%   $183,080      4.97%    100.00%  $182,199      4.11%    100.00%
                        ========  =======   ======   =========      ====     ======   ========      ====     ======

     As of June 30, 1996, the aggregate amount outstanding of certificates of deposit in amounts greater than $100,000 was $20.2 million. Some of these deposits were deposits of state and local governments which are subject to rebidding from time to time and to securitization requirements. The following table presents the maturity of these time certificates of deposit at the dates indicated.

                                                                 June 30,
                                                                   1996
                                                            ------------------
                                                              (In Thousands)
3 months or less...........................................      $ 6,166
Over 3 months through 6 months.............................        2,151
Over 6 months through 12 months............................        3,713
Over 12 months.............................................        8,146
                                                                 ---------
        Total..............................................      $20,176
                                                                 =========

     The following table sets forth the certificates of deposits in First Savings classified by rates as of the dates indicated.


                             At June 30,
             -----------------------------------------
                 1996           1995          1994
                 ----           ----          ----
                              (In Thousands)
Less than 6%    $ 72,756      $ 57,763       $64,452
6% to 7.99%       46,598        59,450        29,269
8% to 9.99%         -              138         1,501
                --------      --------       -------
   Total        $119,354      $117,351       $95,222
                ========      ========       =======

     The following table sets forth the amount and maturities of certificates of deposit at June 30, 1996.

                                         Amount Due
                             ----------------------------------
                                      Over 1   Over 2
                                        yr.     yrs.                     Percent of Total
                              1 yr.   thru 2   thru 3   Over 3              Certificate
                             or less   yrs.     yrs.     yrs.    Total        Accounts
                             -------  -------  -------  -------  -----   ----------------
                                                (In Thousands)
Less than 6%                 $55,132  $13,864  $ 3,338  $  422   $ 72,756   60.96 %
6% to 7.99%                   21,323   23,745    1,145     385     46,598   39.04
                             -------  -------  -------  -------  --------  -------
   Total                     $76,455  $37,609  $ 4,483  $  807   $119,354  100.00 %
                             =======  =======  =======  =======  ========  =======

     Borrowings.   First Savings is a member of the FHLB of Atlanta, and the
FHLB system functions in a reserve credit capacity for savings institutions. As a member, First Savings is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta on the security of that stock and a floating lien on certain of its real estate secured loans and other assets. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB of Atlanta's assessment of the
institution's creditworthiness.   As of June 30, 1996, First Savings had no
obligations outstanding to the FHLB of Atlanta.

     Upon First Savings' conversion to the stock form of ownership, the First Savings Bank of Moore County, Inc., SSB Employee Stock Ownership Plan ("ESOP") became effective. As part of the conversion, the ESOP borrowed $648,000 from an independent third party lender and First Savings contributed $72,000 to the ESOP. This $720,000 was used to purchase 72,000 shares of common stock issued in the conversion. The note payable to the third party is collateralized by the common shares purchased by the ESOP with the proceeds. The note will be repaid principally from First Savings' discretionary contributions to the ESOP over a period not to exceed ten years. Dividends paid on shares held by the ESOP may also be used to reduce the note. The note is not guaranteed by First Savings. Unearned compensation related to the ESOP note payable is amortized on a straight-line basis over ten years.

Subsidiaries

     The Bank has one wholly-owned subsidiary, Moore Service Corporation ("Moore Service"). Moore Service, a North Carolina corporation, is not active in producing income, even though it serves as the trustee in deeds of trust securing loans made by First Savings. At one time Moore Service performed loan origination and appraisal services for First Savings. During the fiscal years ended June 30, 1994 and 1995, Moore Service's only income has consisted of interest income from its deposits in the Bank. The financial statements of Moore Service are consolidated with those of First Savings. Moore Service has the same Board of Directors as the Bank, and William E. Samuels, Jr. is its Chief Executive Officer.

Competition

     First Savings faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its primary market area, including large financial institutions which have greater financial and marketing resources available to them. First Savings has also faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The ability of First Savings to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities. As of June 30, 1996, there were at least 12 other financial institutions with offices in Moore County, North Carolina. Based upon comparative data as of June 30, 1995, First Savings had the largest share of deposits in Moore County, totaling approximately 22% of all deposits in the county.

Employees

     As of June 30, 1996, First Savings had 38 full-time employees and 2 part-time employees. First Savings provides its employees with a comprehensive benefits program, including basic and major medical insurance, life and disability insurance, sick leave, education cost sharing, and payment of certain civic club dues. In addition, First Savings maintains an employee profit sharing plan covering all eligible employees. Under this plan, First Savings annually contributes an amount equal to at least 5% of participants' salaries and in recent years has contributed 15% of employees' salaries. During the fiscal years ended June 30, 1996, 1995 and 1994, contributions to this plan were $93,402, $80,944 and $103,395, respectively. In addition, First Savings pays discretionary bonuses to all of its employees based upon its after-tax earnings. In recent years, these bonuses have equalled 4% of after-tax earnings. In addition, in connection with the conversion of First Savings from mutual to stock ownership, First Savings adopted the ESOP, a stock based management recognition plan, stock option plans and a bonus compensation plan which provide benefits to employees and directors of First Savings. Employees are not represented by any union or collective bargaining group, and First Savings considers its employee relations to be good.

Federal Income Taxation

     First Savings is subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code") in the same general manner as other corporations. However, savings banks which meet certain definitional tests and other conditions prescribed by the Code may benefit from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. A savings bank qualifying under these rules is permitted to deduct (i) an addition to a reserve for losses on "qualifying real property loans," (in general, loans secured by interests in real property improved or to be improved with the proceeds of the loan) (the "qualifying real property reserve") and (ii) an addition to a reserve for losses on nonqualifying loans.
A savings bank that satisfies certain requirements may compute its addition to the qualifying real property reserve under (i) a method based on the savings bank's actual loss experience (the "experience method") or (ii) a method based on a percentage of the savings bank's taxable income, as adjusted (the "percentage of taxable income method"). The addition to the nonqualifying real property reserve must be computed under the experience method. Under the percentage of taxable income method, the bad debt deduction for qualifying real property loans is limited to 8% of taxable income before the bad debt deduction, subject to certain adjustments.

     A savings bank may not use the percentage of taxable income method in any year in which less than 60% of its total assets are "qualifying assets," which include U.S. Government securities, loans secured by an interest in residential real property, cash, and certain other assets. The addition to the reserve for losses on qualifying real property loans under the percentage of taxable income method cannot exceed the amount necessary to increase the balance of the qualifying real property reserve at the close of the taxable year to 6% of the balance of the qualifying real property loans outstanding at the end of the taxable year. In addition, the annual addition to the qualifying real property reserve under the percentage of taxable income method cannot, when added to the addition to the reserve for losses on nonqualifying loans, exceed the amount by which (i) 12% of the total deposits or withdrawable accounts of depositors of the qualifying institution at the close of the taxable year exceeds (ii) the sum of the institution's surplus, undivided profits, and reserves at the beginning of such year. In fiscal years 1996, 1995 and 1994, the Bank elected to use the percentage of taxable income method in computing its bad debt reserve for federal income tax purposes.

     If a savings bank has a reserve for losses on qualifying real property loans that exceeds the reserve it would have under the experience method ("excess bad debt reserve"), or maintains a supplemental reserve that represents certain reserves built up from 1952 through 1962, it may be subject to tax when it makes distributions with respect to its stock, including distributions in redemption of stock or in liquidation. Under these circumstances, the institution's taxable income would be increased by an amount not to exceed the amount of its excess bad debt reserve and supplemental reserve, equal to the sum of (i) any nonstock distributions paid in excess of earnings and profits accumulated in taxable years beginning after December 31, 1951, (ii) any distributions made in redemption of stock or made in partial or complete liquidation, and (iii) the amount of federal income tax payable (determined on a grossed-up basis) on the sum of (i) and (ii). The Bank currently has earnings and profits accumulated since December 31, 1951, and has an excess bad debt reserve of approximately $6.8 million. Thus, any distribution with respect to its stock in excess of current and accumulated earnings and profits would increase its taxable income as described above.

     Institutions which become ineligible to use the percentage of income method must change to either the reserve method or the specific charge-off method that applies to commercial banks. Large institutions, those generally exceeding $500 million in assets, must convert to the specific charge-off method. Legislation recently adopted by the United States Congress requires ratable inclusion in income of excess reserves over a six-year period in the event of ineligibility.

     First Savings may also be subject to the corporate alternative minimum tax ("AMT"). Generally, a corporation's AMT is the excess of its "tentative minimum tax" (i.e., 20% of the amount by which the corporation's alternative minimum taxable income ("AMTI") exceeds an applicable statutory exemption amount) over its regular income tax. The amount of the corporation's AMT, if any, is added to the corporation's regular tax for a taxable year and the total is the corporation's federal income tax for the year. AMTI is calculated by adding certain tax preference items and making certain adjustments to the corporation's regular taxable income. Such items and adjustments include, but are not limited to, the following: (i) 75% of the excess, if any, of a corporation's adjusted current earnings and profits over its AMTI (as otherwise determined with certain adjustments); (ii) interest on certain tax-exempt bonds issued after August 7, 1986; and (iii) the amount by which a financial institution's allowable deduction for the taxable year for additions to its reserve for bad debts exceeds the deduction that would have been allowable if the financial institution had made additions to its bad debt reserve for all taxable years on the basis of actual experience. Net operating loss carryovers may be utilized, subject to certain adjustments, to offset up to 90% of the AMTI, as otherwise determined. Thus, despite any available net operating loss carryovers, a corporation generally will be subject to an effective minimum tax liability of at least 2% of the excess of its AMTI over the exemption amount. A portion of the AMT paid by a corporation may be credited against future regular federal income tax liability, subject to certain limitations. In recent years, First Savings has not been subject to the AMT.


State Taxation

     Under North Carolina law, the corporate income tax is 7.75% of federal taxable income as computed under the Code, subject to certain prescribed adjustments. In addition, for tax years beginning in 1994, 1993, 1992 and 1991, corporate taxpayers were required to pay a surtax equal to 1%, 2%, 3% and 4%, respectively, of the state income tax otherwise payable by it. An annual state franchise tax is imposed at a rate of 0.15% applied to the greatest of the institution's (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or (iii) appraised valuation of property in North Carolina.

     The North Carolina corporate tax rate will drop to 7.50% in 1997, 7.25% in 1998, 7.00% in 1999 and 6.90% thereafter.


                           SUPERVISION AND REGULATION

Regulation of the Holding Company

     General. The Holding Company was organized for the purpose of acquiring and holding all of the capital stock of the Bank. As a savings bank holding company subject to the Bank Holding Company Act of 1956, as amended ("BHCA"), the Holding Company is subject to certain regulations of the Federal Reserve. Under the BHCA, the Holding Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The BHCA prohibits the Holding Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings bank holding company without prior approval of the Federal Reserve.

     Additionally, the BHCA prohibits the Holding Company from engaging in, or acquiring ownership or control of, more than 5% of the outstanding voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. The BHCA generally does not place territorial restrictions on the activities of such nonbanking related activities.

     Similarly, Federal Reserve approval (or, in certain cases, non-disapproval) must be obtained prior to any person acquiring control of the Holding Company. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the Holding Company or controls in any manner the election of a majority of the directors of the Holding Company. Control is presumed to exist if a person acquires more than 10% of any class of voting stock and the stock is registered under Section 12 of the Exchange Act or the acquiror will be the largest shareholder after the acquisition.

     There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("1991 Banking Law"), to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all acceptable capital standards as of the time the institution fails to comply with such capital restoration plan. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

     In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended ("FDIA") require insured depository institutions under common control to reimburse the FDIC for any loss suffered by either the SAIF or the BIF as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

     The Holding Company must notify the Federal Reserve prior to repurchasing Common Stock in excess of 10% of its net worth during any twelve-month period.

     The Holding Company is also registered under the savings bank holding company laws of North Carolina. Accordingly, the Holding Company is also subject to regulation and supervision by the Administrator.

     Capital Adequacy Guidelines for Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve system and have consolidated assets of $150 million or more. For bank holding companies with less than $150 million in consolidated assets, the guidelines are applied on a bank-only basis unless the parent bank holding company (i) is engaged in nonbank activity involving significant leverage or (ii) has a significant amount of outstanding debt that is held by the general public.

     Bank holding companies subject to the Federal Reserve's capital adequacy guidelines are required to comply with the Federal Reserve's risk-based capital regulations. Under these regulations, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier I capital," principally consisting of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I (leverage) capital ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I (leverage) capital ratio of at least 1% to 2% above the stated minimum.

     Dividend Limitations. In connection with the Conversion, the FDIC has required the Holding Company and the Bank to agree that, during the first year after consummation of the Conversion, the Holding Company will not pay any dividend or make any other distribution to its stockholders which represents, is characterized as or is treated for federal tax purposes as, a return of capital.

     Capital Maintenance Agreement. In connection with the Administrator's approval of the Holding Company's application to acquire control of the Bank, the Holding Company was required to execute a Capital Maintenance Agreement whereby it has agreed to maintain the Bank's capital in an amount sufficient to enable the Bank to satisfy all regulatory capital requirements.

     Federal Securities Law. The Holding Company has filed with the SEC a Registration Statement under the Securities Act of 1933, as amended (the "Securities Act"), for the registration of the Common Stock to be issued in the Conversion. The Holding Company intends to register the Common Stock with the SEC pursuant to Section 12 of the Exchange Act. Upon such registration, the proxy and tender offer rules, insider trading reporting requirements and restrictions, annual and periodic reporting and other requirements of the Exchange Act will be applicable to the Holding Company.

Regulation of the Bank

     General. Federal and state legislation and regulation have significantly affected the operations of federally insured savings institutions and other federally regulated financial institutions in the past several years and have increased competition among savings institutions, commercial banks and other providers of financial services. In addition, federal legislation has imposed new limitations on investment authority, and higher insurance and examination assessments on savings institutions and has made other changes that may adversely affect the future operations and competitiveness of savings institutions with other financial institutions, including commercial banks and their holding companies. The operations of regulated depository institutions, including the Bank, will continue to be subject to changes in applicable statutes and regulations from time to time.

     The Bank is a North Carolina-chartered savings bank, is a member of the Federal Home Loan Bank ("FHLB") system, and its deposits are insured by the FDIC through the Savings Association Insurance Fund ("SAIF"). It is subject to examination and regulation by the FDIC and the Administrator and to regulations governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities, and general investment authority. Generally, North Carolina-chartered savings banks whose deposits are insured by the SAIF are subject to restrictions with respect to activities and investments, transactions with affiliates and loans-to-one borrower similar to those applicable to SAIF-insured savings associations. Such examination and regulation is intended primarily for the protection of depositors and the federal deposit insurance funds.

     The Bank is subject to various regulations promulgated by the Federal Reserve including, without limitation, Regulation B (Equal Credit Opportunity), Regulation D (Reserves), Regulation E (Electronic Fund Transfers), Regulation O (Loans to Executive Officers, Directors and Principal Shareholders), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds) and Regulation DD (Truth in Savings). As holders of loans secured by real property and as owners of real property, financial institutions, including the Bank, may be subject to potential liability under various statutes and regulations applicable to property owners generally, including statutes and regulations relating to the environmental condition of real property.

     The FDIC has extensive enforcement authority over North Carolina-chartered savings banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

     The grounds for appointment of a conservator or receiver for a North Carolina savings bank on the basis of an institution's financial condition include: (i) insolvency, in that the assets of the savings bank are less than its liabilities to depositors and others; (ii) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (iii) existence of an unsafe or unsound condition to transact business; (iv) likelihood that the savings bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and (v) insufficient capital or the incurring or likely incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment of capital without federal assistance.

     Transactions with Affiliates. Under current federal law, transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity that controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23 B (i) establish certain collateral requirements for loans to affiliates; (ii) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such savings institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the savings institution or the subsidiary, as those provided to a nonaffiliate. The term "covered transaction" includes the making of loans or other extensions of credit to an affiliate, the purchase of assets from an affiliate, the purchase of, or an investment in, the securities of an affiliate, the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person, or issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

     Further, current federal law has extended to savings institutions the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal stockholders. Under
Section 22(h), loans to directors, executive officers and stockholders who own more than 10% of a savings institution and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the savings institution's loans-to-one borrower limit as established by federal law (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and stockholders who own more than 10% of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the savings institution. Any "interested" director may not participate in the voting. The Federal Reserve has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of unimpaired capital and unimpaired surplus (up to $500,000). Further, pursuant to Section 22(h) the Federal Reserve requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and not involve more than the normal risk of repayment or present other unfavorable features.

     Insurance of Deposit Accounts. The FDIC administers two separate deposit insurance funds. The SAIF maintains a fund to insure the deposits of institutions the deposits of which were insured by the Federal Savings and Loan Insurance Corporation (the "FSLIC") prior to the enactment of FIRREA, and the Bank Insurance Fund ("BIF") maintains a fund to insure the deposits of institutions the deposits of which were insured by the FDIC prior to the enactment of FIRREA. The Bank is a member of the SAIF of the FDIC.

     As a SAIF-insured institution, the Bank is subject to insurance assessments imposed by the FDIC. Effective January 1, 1993, the FDIC replaced its uniform assessment rate with a transitional risk-based assessment schedule issued by the FDIC pursuant to the 1991 Banking Law, which imposes assessments ranging from 23 cents to 31 cents per $100 of domestic deposits. The actual assessment to be paid by each SAIF member is based on the institution's assessment risk classification, which is based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized" (as such terms have been defined in federal regulations), and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. Under the 1991 Banking Law, the FDIC also may impose special assessments on SAIF members to repay amounts borrowed from the

U.S. Treasury or for any other reason deemed necessary by the FDIC. As a result of the 1991 Banking Law, the assessment rate on deposits could further increase over a 15 year period.

     Financial institutions such as the Bank which are members of the SAIF, are required to pay higher deposit insurance premiums than financial institutions which are members of the BIF, primarily commercial banks, because the BIF has higher reserves than the SAIF and has been responsible for fewer troubled institutions. The FDIC Board of Directors has recently approved a new risk-based premium schedule that will reduce assessment rates for commercial banks, will leave assessment rates for financial institutions such as the Bank at current levels, and will increase the disparity between SAIF and BIF assessments. Assessments for BIF members range from 4 cents to 31 cents per $100 of domestic deposits. In announcing this proposed rule, the FDIC noted that the premium differential may have adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets. In addition, SAIF members, such as the Bank, could be placed at a substantial competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs. Several alternatives to mitigate the effect of the BIF/SAIF premium disparity have been suggested by the federal banking regulators, by members of the United States Congress and by industry groups.

     The Balanced Budget Act of 1995, which was passed by the United States Congress but vetoed by the President for reasons unrelated to the SAIF recapitalization, provided for a one-time assessment that would fully capitalize the SAIF, currently estimated to be 85 cents per $100 of an institution's assessment base. It is unknown whether similar legislation will be enacted or whether premiums for either BIF or SAIF members will be adjusted in the future by the FDIC or by legislative action. If a special assessment as described above were to be required, it would result in a one-time charge to the Bank estimated at $1.6 million, assuming the special assessment is based on deposits held at June 30, 1996. Management cannot predict whether such legislation will be enacted, or, if enacted, the amount of any one-time assessment or whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums.

     The Bank's federal deposit insurance premium expense for the year ended June 30, 1996 was $416,491. A significant increase in SAIF insurance premiums or a significant one-time fee to recapitalize the SAIF would likely have an adverse effect on the operating expenses and results of operations of the Bank.

     Community Reinvestment Act. The Bank, like other financial institutions, is subject to the Community Reinvestment Act ("CRA"). A purpose of the CRA is to encourage financial institutions to help meet the credit needs of its entire community, including the needs of low- and moderate-income neighborhoods. During the Bank's last compliance examination, the Bank received a "satisfactory" rating with respect to CRA compliance. The Bank's rating with respect to CRA compliance would be a factor to be considered by the Federal Reserve and FDIC in considering applications submitted by the Bank to acquire branches or to acquire or combine with other financial institutions and take other actions and, if such rating was less than "satisfactory," could result in the denial of such applications.

     The federal banking regulatory agencies have issued a revision of the CRA regulations, which became effective on January 1, 1996, to implement a new evaluation system that rates institutions based on their actual performance in meeting community credit needs. Under the regulations, a savings bank will first be evaluated and rated under three categories: a lending test, an investment test and a service test. For each of these three tests, the savings bank will be given a rating of either "outstanding," "high satisfactory," "low satisfactory," "needs to improve" or "substantial non-compliance." A set of criteria for each rating has been developed and is included in the regulation. If an institution disagrees with a particular rating, the institution has the burden of rebutting the presumption by clearly establishing that the quantitative measures do not accurately present its actual performance, or that demographics, competitive conditions or economic or legal limitations peculiar to its service area should be considered. The ratings received under the three tests will be used to determine the overall composite CRA rating. The composite ratings will be the same as those that are currently given: "outstanding," "satisfactory," "needs to improve" or "substantial non-compliance."

     Capital Requirements. The FDIC requires the Bank to have a minimum leverage ratio of Tier I capital (principally consisting of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, less certain intangible and goodwill items), to total assets of at least 3%; provided, however that all institutions, other than those
(i) receiving the highest rating during the examination process and (ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the stated minimum, with an absolute minimum leverage ratio of not less than 4%. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets, including certain off-balance sheet activities, such as standby letters of credit, of at least 8%. At least half of the total capital is required to be Tier I capital. The remainder (Tier II capital) may consist of a limited amount of subordinated debt, certain hybrid capital instruments, other debt securities, certain types of preferred stock and a limited amount of general loan loss allowance.

     An institution which fails to meet minimum capital requirements may be subject to a capital directive which is enforceable in the same manner and to the same extent as a final cease and desist order, and must submit a capital plan within 60 days to the FDIC. If the leverage ratio falls to 2% or less, the institution may be deemed to be operating in an unsafe or unsound condition, allowing the FDIC to take various enforcement actions, including possible termination of insurance or placement of the institution in receivership.

     The Administrator requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement.

     At June 30, 1996, the Bank complied with each of the capital requirements of the FDIC and the Administrator. For a description of the Bank's required and actual capital levels on June 30, 1996, see Note 10 captioned "Regulatory Capital Requirements" on page 29 of the 1996 Annual Report.

     The 1991 Banking Law required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. On August 2, 1995, the federal banking agencies issued a joint notice of adoption of final risk-based capital rules to take account of interest rate risk. The final regulation required an assessment of the need for additional capital on a case-by-case basis, considering both the level of measured exposure and qualitative risk factors. The final rule also stated an intent to, in the future, establish an explicit minimum capital charge for interest rate risk based on the level of a bank's measured interest rate risk exposure. The final regulation has not had a material impact on the Bank's capital requirements.

     Effective June 26, 1996, the federal banking agencies issued a joint policy statement announcing the agencies' election not to adopt a standardized measure and explicit capital charge for interest rate risk at that time. Rather, the policy statement (i) identifies the main elements of sound interest rate risk management, (ii) describes prudent principles and practices for each of those elements, and (iii) describes the critical factors affecting the agencies' evaluation of a bank's interest rate risk when making a determination of capital adequacy. The joint policy statement is not expected to have a material impact on the Bank's management of interest rate risk.

     In December 1994, the FDIC adopted a final rule changing its risk-based capital rules to recognize the effect of bilateral netting agreements in reducing the credit risk of two types of financial derivatives - interest and
exchange rate  contracts.   Under the rule, savings banks are permitted to net
positive and negative mark-to-market values of rate contracts with the same counterparty, subject to legally enforceable bilateral netting contracts that meet certain criteria. This represents a change from the prior rules which recognized only a very limited form of netting. The Bank does not anticipate that this rule will have a material effect upon its financial condition or results of operations.

     Loans to One Borrower. The Bank is subject to the Administrator's loans-to-one-borrower limits. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the net worth of the savings bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of net worth. These limits also authorize savings banks to make loans to one borrower, for any purpose, in an amount not to exceed $500,000. A savings institution also is authorized to make loans to one borrower to develop domestic residential housing units, not to exceed the lesser of $30 million, or 30% of the savings institution's net worth, provided that (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is in compliance with its fully phased-in capital requirements; (iii) the loans comply with applicable loan-to-value requirements; (iv) the aggregate amount of loans made under this authority does not exceed 150% of net worth; and (v) the institution's regulator issues an order permitting the savings institution to use this higher limit. These limits also authorize a savings bank to make loans-to-one borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of net worth.

     As of June 30, 1996, the largest aggregate amount of loans which the Bank had to any one borrower was $1.1 million. The Bank had no loans outstanding which management believes violate the applicable loans-to-one borrower limits.

     Limitations on Rates Paid for Deposits. Regulations promulgated by the FDIC pursuant to the 1991 Banking Law place limitations on the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution's normal market area. Under these regulations, "well capitalized" depository institutions may accept, renew or roll such deposits over without restriction, "adequately capitalized" depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew or roll such deposits over. The definitions of "well capitalized," "adequately capitalized" and "undercapitalized" are the same as the definitions adopted by the FDIC to implement the corrective action provisions of the 1991 Banking Law. See "-- Impact of the 1991 Banking Law."

     Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On June 30, 1996, the Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock of $1,929,600.

     Federal Reserve System. Federal Reserve regulations require savings banks, not otherwise exempt from the regulations, to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal accounts) and certain nonpersonal time deposits. The reserve requirements are subject to adjustment by the Federal Reserve. As of June 30, 1996, the Bank was in compliance with the applicable reserve requirements of the Federal Reserve.

     Restrictions on Acquisitions. Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in FDIC regulations, of a state savings bank without giving at least 60 days' written notice to the FDIC and providing the FDIC an opportunity to disapprove the proposed acquisition. Pursuant to regulations governing acquisitions of control, control of an insured institution is conclusively deemed to have been acquired, among other things, upon the acquisition of more than 25% of any class of voting stock. In addition, control is presumed to have been acquired, subject to rebuttal, upon the acquisition of more than 10% of any class of voting stock, and the issuer's securities are registered under Section 12 of the Exchange Act or the person would be the single largest shareholder. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings bank or prejudice the interests of its depositors; or
(iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person.

     For three years following the Bank's conversion from mutual to stock form, North Carolina conversion regulations require the prior written approval of the Administrator before any person may directly or indirectly offer to acquire or acquire the beneficial ownership of more than 10% of any class of an equity security of the Bank. If any person were to so acquire the beneficial ownership of more than 10% of any class of any equity security without prior written approval, the securities beneficially owned in excess of 10% would not be counted as shares entitled to vote and would not be voted or counted as voting shares in connection with any matter submitted to stockholders for a vote. Approval is not required for (i) any offer with a view toward public resale made exclusively to the Bank or its underwriters or the selling group acting on its behalf or (ii) any offer to acquire or acquisition of beneficial ownership of more than 10% of the common stock of the Bank by a corporation whose ownership is or will be substantially the same as the ownership of the Bank, provided that the offer or acquisition is made more than one year following the consummation of the conversion. During the second and third years after the conversion, the Administrator may approve such an acquisition of more than 10% of beneficial ownership upon a finding that (i) the acquisition is necessary to protect the safety and soundness of the Holding Company and the Bank or the Boards of Directors of the Holding Company and the Bank support the acquisition and (iii) the acquiror is of good character and integrity and possesses satisfactory managerial skills, the acquiror will be a source of financial strength to the Holding Company and the Bank and the public interests will not be adversely affected.

     Liquidity. The Bank is subject to the Administrator's requirement that the ratio of liquid assets to total assets equal at least 10%. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments which, in the judgment of the Administrator, have a readily marketable value, including investments with maturities in excess of five years. At June 30, 1996, the Bank's liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 26%.

     Additional Limitations on Activities. Recent FDIC law and regulations generally provide that the Bank may not engage as principal in any type of activity, or in any activity in an amount, not permitted for national banks, or directly acquire or retain any equity investment of a type or in an amount not permitted for national banks. The FDIC has authority to grant exceptions from these prohibitions (other than with respect to non-service corporation equity investments) if it determines no significant risk to the insurance fund is posed by the amount of the investment or the activity to be engaged in and if the Bank is and continues to be in compliance with fully phased-in capital standards. National banks are generally not permitted to hold equity investments other than shares of service corporations and certain federal agency securities. Moreover, the activities in which service corporations for savings banks are permitted to engage are limited to those of service corporations for national banks.

     Savings banks are also required to notify the FDIC at least 30 days prior to the establishment or acquisition of any subsidiary, or at least 30 days prior to conducting any such new activity. Any such activities must be conducted in accordance with the regulations and orders of the FDIC and the Administrator. Savings banks are also generally prohibited from directly or indirectly acquiring or retaining any corporate debt security that is not of investment grade (generally referred to as "junk bonds").

     1991 Banking Law. The 1991 Banking Law became effective on December 19, 1991. Among other things, the 1991 Banking Law provided increased funding for the BIF and provided for expanded regulation of depository institutions and their affiliates, including bank holding companies.

     The 1991 Banking Law provided the federal banking agencies with broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers will depend upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under the FDIC regulations applicable to the Bank, an institution is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth). An institution is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% or anticipating significant growth); (B) "significantly undercapitalized" if the institution has
(i) a total risk-based capital ratio of less than 6%, (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%.

     To facilitate the early identification of problems, the 1991 Banking Law required the federal banking agencies to review and, under certain circumstances, prescribe more stringent accounting and reporting requirements than those required by generally accepted accounting principles. The FDIC issued a final rule, effective July 2, 1993, implementing those provisions.

     The 1991 Banking Law further requires the federal banking agencies to develop regulations requiring disclosure of contingent assets and liabilities and, to the extent feasible and practicable, supplemental disclosure of the estimated fair market value of assets and liabilities. The 1991 Banking Law also requires annual examinations of all insured depository institutions by the appropriate federal banking agency, with some exceptions for small, well-capitalized institutions and state chartered institutions examined by state regulators. Moreover, the 1991 Banking Law, as modified by the Federal Housing Enterprises Financial Security and Soundness Act, requires the federal banking agencies to set operational and managerial, asset quality, earnings and stock valuation standards for insured depository institutions and depository institution holding companies, as well as compensation standards (but not dollar levels of compensation) for insured depository institutions that prohibit excessive compensation, fees or benefits to officers, directors, employees, and principal stockholders. In July 1992, the federal banking agencies issued a joint advance notice of proposed rulemaking soliciting comments on all aspects of the implementation of these standards in accordance with the 1991 Banking Law, including whether the compensation standards should apply to depository institution holding companies. An interagency notice of proposed rulemaking was issued in November 1993. However, sections of the Riegle Community Development and Regulatory Improvement Act of 1994 will affect the nature and scope of the proposed regulations, and eliminates the requirement that the regulations apply to depository institution holding companies.

     The foregoing necessarily is a general description of certain provisions of the 1991 Banking Law and does not purport to be complete.

     Interstate Banking. A bank or savings bank holding company and its subsidiaries are currently prohibited from acquiring any voting shares of, or interest in, any banks or savings banks located outside of the state in which the operations of the savings bank holding company's subsidiaries are located, unless the acquisition is specifically authorized by the statutes of the state in which the target bank is located. However, in September 1994, Congress passed the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"). The Interstate Banking Act permits adequately capitalized bank and savings bank holding companies to acquire control of banks and savings banks in any state beginning on September 29, 1995, one year after the effectiveness of the Interstate Banking Act. In addition, states may specifically permit interstate acquisitions prior to September 29, 1995 by enacting legislation that allows such transactions. North Carolina adopted nationwide reciprocal interstate acquisition legislation in 1994.

     Such interstate acquisitions are subject to certain restrictions. States may require the Bank or savings bank being acquired to have been in existence for a certain length of time but not in excess of five years. In addition, no bank or saving bank may acquire more than 10% of the insured deposits in the United States or more than 30% of the insured deposits in any one state, unless the state has specifically legislated a higher deposit cap. States are free to legislate stricter deposit caps and, at present, 18 states have deposit caps lower than 30%.

     The Interstate Banking Act also provides for interstate branching. The McFadden Act of 1927 established state lines as the ultimate barrier to geographic expansion of a banking network by branching. The Interstate Banking Act withdraws these barriers, effective June 1, 1997, allowing interstate branching in all states, provided that a particular state has not specifically prohibited interstate branching by legislation prior to such time. Unlike interstate acquisitions, a state may prohibit interstate branching if it specifically elects to do so by June 1, 1997. States may choose to allow interstate branching prior to June 1, 1997 by opting-in to a group of states that permits these transactions. These states generally allow interstate branching via a merger of an out-of-state bank with an in-state bank, or on a de novo basis. North Carolina has enacted legislation permitting interstate branching transactions.

     It is anticipated that the Interstate Banking Act will increase competition within the market in which the Bank now operates, although the extent to which such competition will increase in such market or the timing of such increase cannot be predicted. In addition, there can be no assurance as to whether, or in what form, legislation may be enacted in North Carolina in reaction to the Interstate Banking Act or what impact such legislation or the Interstate Banking Act might have upon the Company or the Bank.

     The Interstate Banking Act also modifies the controversial safety and soundness provisions contained in Section 39 of the 1991 Banking Law which required the banking regulatory agencies to promulgate regulations governing such topics as internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and fees and other matters those agencies determine to be appropriate. The legislation exempts bank holding companies from these provisions and requires the agencies to prepare guidelines, as opposed to regulations, dealing with these areas. It also gives more discretion to the banking regulatory agencies in prescribing standards for banks' asset quality, earnings and stock valuation.

     The Interstate Banking Act also expands current exemptions from the requirement that banks be examined on a 12-month cycle. Exempted banks will be inspected every 18 months. Other provisions address paperwork reduction and regulatory improvements, small business and commercial real estate loan securitization, truth-in-lending amendments regarding high cost mortgages, strengthening of the independence of certain financial regulatory agencies, money laundering, flood insurance reform and extension of certain statutes of limitations.

     Restrictions on Dividends and Other Capital Distributions. A North Carolina-chartered stock savings bank may not declare or pay a cash dividend on, or repurchase any of, its capital stock if the effect of such transaction would be to reduce the net worth of the institution to an amount which is less than the minimum amount required by applicable federal and state regulations. In addition, a North Carolina-chartered stock savings bank, for a period of five years after its conversion from mutual to stock form, must obtain the written approval from the Administrator before declaring or paying a cash dividend on its capital stock in an amount in excess of one-half of the greater of (i) the institution's net income for the most recent fiscal year end, or (ii) the average of the institution's net income after dividends for the most recent fiscal year end and not more than two of the immediately preceding fiscal year ends, if applicable.

     Also, without the prior written approval of the Administrator, a North Carolina-chartered stock savings bank, for a period of five years after its conversion from mutual to stock form, may not repurchase any of its capital stock. The Administrator will give approval to repurchase only upon a showing that the proposed repurchase will not adversely affect the safety and soundness of the institution.

     In addition, the Bank is not permitted to declare or pay a cash dividend or repurchase any of its capital stock if the effect thereof would be to cause its net worth to be reduced below the amount required for the liquidation account established in connection with the Bank's conversion from mutual to stock ownership.

     Other North Carolina Regulation. As a North Carolina-chartered savings bank, the Bank derives its authority from, and is regulated by, the Administrator. The Administrator has the right to promulgate rules and regulations necessary for the supervision and regulation of North Carolina savings banks under his jurisdiction and for the protection of the public investing in such institutions. The regulatory authority of the Administrator includes, but is not limited to: the establishment of reserve requirements; the regulation of the payment of dividends; the regulation of stock repurchases, the regulation of incorporators, stockholders, directors, officers and employees; the establishment of permitted types of withdrawable accounts and types of contracts for savings programs, loans and investments; and the regulation of the conduct and management of savings banks, chartering and branching of institutions, mergers, conversions and conflicts of interest. North Carolina law requires that the Bank maintain federal deposit insurance as a condition of doing business.

     The Administrator conducts regular examinations of North Carolina-chartered savings banks. The purpose of such examinations is to assure that institutions are being operated in compliance with applicable North Carolina law and regulations and in a safe and sound manner. These examinations are usually conducted on a joint basis with the

FDIC. In addition, the Administrator is required to conduct an examination of any institution when he has good reason to believe that the standing and responsibility of the institution is of doubtful character or when he otherwise deems it prudent. The Administrator is empowered to order the revocation of the license of an institution if he finds that it has violated or is in violation of any North Carolina law or regulation and that revocation is necessary in order to preserve the assets of the institution and protect the interests of its depositors. The Administrator has the power to issue cease and desist orders if any person or institution is engaging in, or has engaged in, any unsafe or unsound practice or unfair and discriminatory practice in the conduct of its business or in violation of any other law, rule or regulation.

     A North Carolina-chartered saving bank must maintain net worth, computed in accordance with the Administrator's requirements, of 5% of total assets and liquidity of 10% of total assets, as discussed above. Additionally, a North Carolina-chartered savings bank is required to maintain general valuation allowances and specific loss reserves in the same amounts as required by the FDIC.

     Subject to limitation by the Administrator, North Carolina-chartered savings banks may make any loan or investment or engage in any activity which is permitted to federally chartered institutions. However, a North Carolina-chartered savings bank cannot invest more than 15% of its total assets in business, commercial, corporate and agricultural loans. In addition to such lending authority, North Carolina-chartered savings banks are authorized to invest funds, in excess of loan demand, in certain statutorily permitted investments, including but not limited to (i) obligations of the United States, or those guaranteed by it; (ii) obligations of the State of North Carolina;
(iii) bank demand or time deposits; (iv) stock or obligations of the federal deposit insurance fund or a FHLB; (v) savings accounts of any savings institution as approved by the board of directors; and (vi) stock or obligations of any agency of the State of North Carolina or of the United States or of any corporation doing business in North Carolina whose principal business is to make education loans.

     North Carolina law provides a procedure by which savings institutions may consolidate or merge, subject to approval of the Administrator. The approval is conditioned upon findings by the Administrator that, among other things, such merger or consolidation will promote the best interests of the members or stockholders of the merging institutions. North Carolina law also provides for simultaneous mergers and conversions and for supervisory mergers conducted by the Administrator.

New Accounting Standards

     Effective July 1, 1995, the Bank adopted Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"), and Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan -Income Recognition and Disclosures ("SFAS 118"), SFAS 114 requires that the carrying value of an impaired loan be based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. Under SFAS 114, a loan is considered impaired when, based on current information, it is probable that the borrower will be unable to pay contractual interest or principal payments as scheduled in the loan agreement. SFAS 114 applies to all loans except one-to-four family residential mortgage loans and small balance homogeneous consumer loans that are collectively evaluated for impairment.

     Adoption of the new standard had no impact on the level of the overall allowance for loan losses or on operating results and does not affect the Bank's policies regarding write-offs, recoveries, or income recognition.

ITEM 2.   PROPERTIES

     At June 30, 1996, First Savings conducted its business from the headquarters office in Southern Pines, North Carolina, and its four branch offices in Southern Pines, Pinehurst, Carthage and West End, North Carolina.
The following table sets forth certain information regarding First Savings' properties as of June 30, 1996. All properties are owned by First Savings, with the exception of the Pinehurst Office which has been leased for a term of 15 years with an expiration date of 2003. Rentals paid by First Savings under that lease totalled $9,000 for the fiscal year ended June 30, 1996.

                                                                        Net Book
Address                                                                 Value of
- -------                                                                 Property
                                                                        --------
Headquarters Office                                                     $924,342
  205 S.E. Broad Street
  Southern Pines, North Carolina 28387

Pinecrest Plaza Office                                                   693,144
  46 Pinecrest Plaza
  Southern Pines, North Carolina 28387

Pinehurst Office                                                          11,486
  10 Chinquapin Road
  Pinehurst, North Carolina 28374

Carthage Office                                                          117,865
  109 Monroe Street
  Carthage, North Carolina  28327

Seven Lakes Office                                                       124,511
  200 Grant Street
  Seven Lakes Shopping Center
  West End, North Carolina 27376

     The total net book value of First Savings' furniture, fixtures and equipment on June 30, 1996 was $138,344.


ITEM 3.   LEGAL PROCEEDINGS

     In the opinion of management, First Savings is not involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Holding Company's stockholders during the quarter ended June 30, 1996.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The high and low stock price for the Company's common stock was $17.00 and $17.00, respectively, on August 30, 1996. The remaining information required by this Item is set forth under the section captioned "Capital Stock" on page 36 of First Savings' 1996 Annual Report which is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The information required by this Item is set forth in the table captioned "Five Year Summary" on the inside cover of First Savings' 1996 Annual Report which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The table below sets forth certain performance ratios for First Savings for the periods indicated.


                                                                 Year Ended June 30,
                                                            ----------------------------
                                                               1996     1995     1994
                                                               ----     ----     ----
Return on Average Assets (Net income divided by
 average total assets)                                          1.53%    1.52%    0.91%

Return on Average Equity (Net income divided by
 average shareholders' equity                                   5.86%    5.94%    4.93%

Average Equity to Average Assets Ratio (Average
 shareholders' equity divided by average total assets)         26.00%   25.58%   18.39%

Interest Rate Spread for the Period                             2.46%    2.70%    2.95%

Average Interest-Earning Assets to Average
 Interest-Bearing Liabilities                                   1.35%  133.30%  120.49%

Net Interest Margin                                             3.74%    3.82%    3.66%

Loan Loss Allowance to Nonperforming Assets at Period End     454.48%  223.90%  185.11%

     See also the information set forth under Item 1 above and the information set forth under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operation" on pages 3 through 13 in First Savings' 1996 Annual Report which section is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of First Savings and supplementary data set forth on pages 14 through 34 of First Savings' 1996 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Deloitte & Touche LLP was the Company's independent auditor for the year ended June 30, 1996. As of August 29, 1996, Dixon, Odom & Co., L.L.P. has been engaged as the Company's new independent auditor, for the year ending June 30, 1997. The Company's decision to change independent auditors was recommended by the Audit Committee and approved by the Executive Committee. Deloitte & Touche LLP's report on the Company's financial statements for the fiscal years ended June 30, 1996 and 1995 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During such years and the subsequent interim period through August 29, 1996, there were no disagreements between the Company and Deloitte & Touche LLP on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of such auditor, would have caused it to make reference to the subject of such disagreement in connection with its reports. During its two most recent fiscal years and the subsequent interim period ended August 29, 1996, the Company has not consulted Dixon, Odom & Co., L.L.P. with regard to either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was either the subject of a disagreement or a reportable event.

     A letter from Deloitte & Touche LLP regarding its concurrence with the statements made by the Company in this report on Form 10-K is attached as Exhibit (16) hereto and incorporated herein by reference.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Some of the information required by this Item is set forth in the table on pages 5 and 6 and the table on page 9 under the section captioned "Proposal 1 - Election of Directors" of the Proxy Statement for the 1996 Annual Meeting of Shareholders of First Savings Bancorp, Inc. to be held on October 23, 1996 (the "Proxy Statement"). Section 16(a) of the Exchange Act requires First Savings' executive officers and directors, and persons who own more than ten percent of First Savings' common stock, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish First Savings with copies of all Section 16(a) forms they file.

     Based solely on a review of the copies of such forms furnished to First Savings and written representations from First Savings' executive officers and directors, First Savings believes that during the fiscal year ended June 30, 1996, the Initial Statements of Beneficial Ownership on SEC Form 3 for H. David Bruton, John F. Burns, Henry A. Clayton, J. E. Causey, W. Harry Fullenwider, Frank G. Hardister, W. Harrel Johnson, Timothy Sean Maples, Joe Montesanti, Jr., Thomas F. Phillips and William E. Samuels, Jr. were inadvertantly filed, on November 9, 1995, with the FDIC instead of the SEC. Upon discovery of this error, these Form 3's were filed with the SEC. Also, Mr. Samuels' and Mr. Burns' Initial Statement of Beneficial Ownership on SEC Form 3 omitted disclosure regarding 71,819 allocated and unallocated shares of the Common Stock which are held by Mr. Samuels and Mr. Burns as trustees and over which they have shared voting and investment power. Upon discovery of this omission, Mr. Samuels and Mr. Burns filed an amended Form 3 with the SEC.

ITEM 11.  EXECUTIVE COMPENSATION AND TRANSACTIONS

     The information required by this Item is set forth under the sections captioned "Proposal 1 - Election of Directors - Directors' Compensation" and " - Management Compensation" on pages 7 through 8 and 9 through 14, respectively, of the Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference from the section captioned "Security Ownership of Certain Beneficial Owners" on pages 3 and 4 of the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There have been no reportable transactions during the two most recent fiscal years nor are any reportable transactions proposed as of the date of this Form 10-K. See also the section captioned "Proposal 1 - Election of Directors - Certain Indebtedness and Transactions of Management" on page 15 of the Proxy Statement, which section is incorporated herein by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(a)1. Consolidated Financial Statements (contained in First Savings' 1996 Annual Report attached hereto as Exhibit (13) and incorporated herein by reference)

(a)  Independent Auditors' Report

(b)  Consolidated Statements of Financial Condition as of June 30, 1996 and 1995

(c) Consolidated Statements of Income for the Years Ended June 30, 1996, 1995 and 1994

(d) Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 1996, 1995 and 1994

(e) Consolidated Statements of Cash Flows for the Years Ended June 30, 1996, 1995 and 1994

(f)  Notes to Consolidated Financial Statements

14(a)2.  Financial Statement Schedules

         All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.


14(a)3.  Exhibits

         Exhibit (3)(i)               Certificate of Incorporation, incorporated
                                      herein by reference to Exhibit (2),
                                      Appendix C, to the Registration Statement
                                      on Form 8-A, Registration No. 0-27-098,
                                      dated October 26, 1995

         Exhibit (3)(ii)              Bylaws, incorporated herein by reference
                                      to Exhibit (2), Appendix D, to the
                                      Registration Statement on Form 8-A,
                                      Registration No. 0-27-098, dated October
                                      26, 1995

         Exhibit (4)                  Specimen Stock Certificate, incorporated
                                      herein by reference to Exhibit (5) to the
                                      Registration Statement on Form 8-A,
                                      Registration No. 0-27-098, dated October
                                      26, 1995


         Exhibit (10)(i)              First Savings Bank of Moore County, Inc.,
                                      SSB Pinehurst Office Lease, incorporated
                                      herein by reference to Exhibit (10)(i) to
                                      the Registration Statement on Form 8-A,
                                      Registration No. 0-27-098, dated October
                                      26, 1995

         Exhibit (10)(ii)(a)          Employee Stock Option Plan of First
                                      Savings Bank of Moore County, Inc., SSB,
                                      incorporated herein by reference to
                                      Exhibit (10)(ii)(a) to the Registration
                                      Statement on Form 8-A, Registration No. 0-
                                      27-098, dated October 26, 1995

         Exhibit (10)(ii)(b)          Director Stock Option Plan of First
                                      Savings Bank of Moore County, Inc., SSB,
                                      incorporated herein by reference to
                                      Exhibit (10)(ii)(b) to the Registration
                                      Statement on Form 8-A, Registration No. 0-
                                      27-098, dated October 26, 1995

         Exhibit (10)(ii)(c)          Management Recognition Plan of First
                                      Savings Bank of Moore County, Inc., SSB,
                                      incorporated herein by reference to
                                      Exhibit (10)(ii)(c) to the Registration
                                      Statement on Form 8-A, Registration No. 0-
                                      27-098, dated October 26, 1995

         Exhibit (10)(ii)(d)          Bonus Compensation Plan of First Savings
                                      Bank of Moore County, Inc., SSB,
                                      incorporated herein by reference to
                                      Exhibit (10)(ii)(d) to the Registration
                                      Statement on Form 8-A, Registration No. 0-
                                      27-098, dated October 26, 1995

         Exhibit (10)(ii)(e)          Employment Agreement between First Savings
                                      Bank of Moore County, Inc., SSB and
                                      William E. Samuels, Jr., incorporated
                                      herein by reference to Exhibit (10)(ii)(e)
                                      to the Registration Statement on Form 8-A,
                                      Registration No. 0-27-098, dated October
                                      26, 1995

         Exhibit (10)(ii)(f)          Employment Agreement between First Savings
                                      Bank of Moore County, Inc., SSB and John
                                      F. Burns, incorporated herein by reference
                                      to Exhibit (10)(ii)(f) to the Registration
                                      Statement on Form 8-A, Registration No. 0-
                                      27-098, dated October 26, 1995

         Exhibit (11)                 Statement Regarding Computation of Per
                                      Share Earnings

         Exhibit (12)                 Statement Regarding Computation of Ratios

         Exhibit (13)                 1996 Annual Report to Security Holders

         Exhibit (21)                 Subsidiaries of the Registrant,
                                      incorporated herein by reference to
                                      Exhibit (21) to the Registration Statement
                                      on Form 8-A, Registration No. 0-27-098,
                                      dated October 26, 1995

         Exhibit (27)                 Financial Data Schedule

14(b) First Savings filed no reports on Form 8-K during the last quarter of the fiscal year ended June 30, 1996.

                                   SIGNATURES
                                   ==========

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FIRST SAVINGS BANCORP, INC.


Date:     September  27 , 1996      By:   /s/ William E. Samuels, Jr.
                    ----                  --------------------------------------
                                          William E. Samuels, Jr.
                                          President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                 Title                      Date
- ---------                                 -----                      ----

/s/ William E. Samuels, Jr.   President, Chief Executive      September 27, 1996
- ----------------------------  Officer and Director                      --
William E. Samuels, Jr.


/s/ John F. Burns             Executive Vice President,       September 27, 1996
- ----------------------------  Principal Financial Officer               --
John F. Burns                 and Director


/s/ Timothy S. Maples         Vice President, Controller and  September 27, 1996
- ----------------------------  Principal Accounting Officer              --
Timothy S. Maples

/s/ H. David Bruton           Director                        September 27, 1996
- ----------------------------                                            --
H. David Bruton

/s/ J. E. Causey              Director                        September 27, 1996
- ----------------------------                                            --
J. E. Causey

/s/ Henry A. Clayton          Director                        September 27, 1996
- ----------------------------                                            --
Henry A. Clayton

/s/ W. Harry Fullenwider      Director                        September 27, 1996
- ----------------------------                                            --
W. Harry Fullenwider

/s/ Frank G. Hardister        Director                        September 27, 1996
- ----------------------------                                            --
Frank G. Hardister

/s/ W. Harrell Johnson        Director                        September 27, 1996
- ----------------------------                                            --
W. Harrell Johnson

/s/ Joe Montesanti, Jr.       Director                        September 27, 1996
- ----------------------------                                            --
Joe Montesanti, Jr.

/s/ Thomas F. Phillips        Director                        September 27, 1996
- ----------------------------                                            --
Thomas F. Phillips

                               INDEX TO EXHIBITS


                                                                      Sequential
Exhibit No.                Description                                 Page No.
- -----------                -----------                                ----------

(11)            Statement Regarding Computation of Per Share Earnings.....

(12)            Statement Regarding Computation of Ratios.................

(13)            1996 Annual Report to Security Holders....................

(27)            Financial Data Schedule...................................
