Form 10-Q
period 1996-09-30
FIRST SAVINGS BANCORP INC
filed 1996-11-14
CIK 912836

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC



                                     ------



                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended Sept. 30, 1996                  Commission File Number 0-27098



                          FIRST SAVINGS BANCORP, INC.
            (Exact name of registrant as specified in its charter)


        North Carolina                                           56-1842701
        --------------                                           ----------
  (State of jurisdiction of                                  (I.R.S. Employer
 incorporation or organization)                           Identification number)


205 SE Broad Street, Southern Pines, North Carolina                28387
---------------------------------------------------                -----
      (Address of principal executive offices)                   (Zip Code)


                                (910) 692-6222
                                --------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [ ]



As of November 5, 1996, there were 3,694,000 shares of the issuer's common stock issued and outstanding.

                          FIRST SAVINGS BANCORP, INC.


                               TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION                                      Page Number
          ---------------------


          Item 1.   Financial Statements


                    Consolidated Statements of Financial Condition         3

                    Consolidated Statements of Income                      4

                    Consolidated Statements of Cash Flow                   5

                    Notes to Consolidate Financial Statements              6


          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        7-9



PART II   OTHER INFORMATION
          -----------------


          Item 5.   Other Information                                      9



SIGNATURES                                                                10

FIRST SAVINGS BANCORP, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

                                                   September 30,      June 30,
                                                   ---------------------------
                                                       1996             1996
                                                   ---------------------------
($ in thousands)
ASSETS

 Cash and cash equivalents (including
  interest-bearing deposits of $4,669 at
  September 30, 1996; $713 at June 30, 1996)            $  7,917      $  4,718
 Securities at market value                               66,894        67,998
 Securities at amortized cost (market
  values - $2,719 at September 30, 1996;
  $3,016 at June 30, 1996)                                 2,700         2,965
 Loans receivable (net of allowance for loan
  losses of $609 at September 30,
  and June 30, 1996)                                     182,403       177,431
 Premises and equipment                                    2,004         2,019
 Accrued interest receivable                               1,130         1,622
 Prepaid expenses and other assets                           155           233
                                                        ----------------------

  TOTAL                                                 $263,203      $256,986
                                                        ======================


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
 Deposits:                                               192,390       187,424
 Borrowed funds                                              404           422
 Accrued expenses and other liabilities                    3,395         2,329
                                                        ----------------------

  Total liabilities                                      196,189       190,175
                                                        ----------------------

SHAREHOLDERS' EQUITY:
 Preferred stock, no par value, 5,000,000
  shares, authorized, none issued and
  outstanding
 Common stock, no par value, 20,000,000 shares
  authorized, 3,744,000 shares issued
  and outstanding                                         36,476        36,451
 Unearned compensation related to ESOP note
  payable                                                   (386)         (422)
 Net unrealized gain on securities available
  for sale                                                   478
 Retained earnings                                        30,446        30,782
                                                        ----------------------

Total shareholders' equity                                67,014        66,811
                                                        ----------------------

TOTAL                                                   $263,203      $256,986
                                                        ======================


See notes to consolidated financial statements

FIRST SAVINGS BANCORP, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                        Three Months Ended
                                                           September 30,
                                                  ------------------------------
($ in thousands except per share data)                 1996              1995
                                                  ------------------------------
INTEREST AND DIVIDEND INCOME:
 Interest on loans receivable                         $3,637            $3,216
 Interest on mortgage-backed securities                   55                83
 Interest on investment securities                     1,016             1,196
 Dividends on investment securities                       35                35
 Other                                                    52                58
                                                  ------------------------------
Total interest income                                  4,795             4,588
                                                  ------------------------------

INTEREST EXPENSE:
 Interest on deposits                                  2,304             2,322
 Interest on borrowings                                    6                 8
                                                  ------------------------------
  Total interest expense                               2,310             2,330
                                                  ------------------------------


 Net interest income                                   2,485             2,258
 Provision for loan losses
                                                  ------------------------------
 Net interest income after provision
  for loan losses                                      2,485             2,258
                                                  ------------------------------

NONINTEREST INCOME:
 Fees and service charges                                 88                75
 Income from real estate operations                        3                 2
 Rent on safe deposit boxes                                2                 2
  Other, net                                               1                 4
                                                  ------------------------------
  Total noninterest income, net                           94                83
                                                  ------------------------------


GENERAL AND ADMINISTRATIVE EXPENSES:
 Compensation and fringe benefits                        552               489
 Occupancy and building                                   56                58
 Federal insurance premiums                            1,265               102
 Computer services                                        68                70
 Other                                                   164               182
                                                  ------------------------------
  Total general and administrative expenses            2,105               901
                                                  ------------------------------


INCOME BEFORE INCOME TAXES                               474             1,440
INCOME TAXES                                             173               493
                                                  ------------------------------

NET INCOME                                            $  301            $  947
                                                  ==============================

EARNINGS PER SHARE DATA:
NET INCOME                                            $ 0.08            $ 0.24
                                                  ==============================

AVERAGE COMMON EQUIVALENT SHARES                   3,974,368         3,984,527
                                                  ==============================

See notes to consolidated financial statements.

FIRST SAVINGS BANCORP, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                            Three Months Ended
                                                               September 30,
                                                         -----------------------
($ in thousands)                                              1996         1995
                                                         -----------------------
OPERATING ACTIVITIES:
 Net income                                                $   301      $   947
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                                  32           30
  Issuance of ESOP shares                                       61           71
  Net amortization on investments                              126          159
 Changes in:
  Other assets                                                 570          319
  Other liabilities                                          1,115          309
                                                         -----------------------

 Net cash provided by operating activities                   2,205        1,835
                                                         -----------------------

INVESTING ACTIVITIES:
 Proceeds from maturities of investments                     1,700        3,000
 Principal repayments on mortgage-backed
  securities                                                   271          374
 Loan originations net of repayments
  and net fees                                              (4,972)      (5,792)
 Purchase of premises and equipment                            (17)          (9)
                                                         -----------------------

  Net cash used in investing activities                     (3,018)      (2,427)
                                                         -----------------------

FINANCING ACTIVITIES:
 Net increase (decrease) in deposits                         4,966        1,173
 Net increase (decrease) in borrowed funds                     (18)         (21)
 Cash dividends paid                                          (936)      (1,070)
                                                         -----------------------

  Net cash provided by (used in) financing
  activities                                                 4,012           82
                                                         -----------------------

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                  3,199         (510)


CASH AND CASH EQUIVALENTS BEGINNING OF
PERIOD                                                       4,718        3,210
                                                         -----------------------


CASH AND CASH EQUIVALENTS END OF PERIOD                   $  7,917     $  2,700
                                                         -----------------------

SUPPLEMENTAL DISCLOSURES:
 Cash paid for:
  Interest on deposits                                    $  2,617     $  2,320
  Interest on borrowed funds                                     6            8
  Income taxes                                                  27

See notes to consolidated financial statements.

FIRST SAVINGS BANCORP, INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation:  The accompanying consolidated financial statements
     ----------------------
     are presented for First Savings Bancorp, Inc., ("First Savings"), First Savings Bank of Moore county, Inc., SSB (the "Bank") and its wholly-owned subsidiary, Moore Service Corporation. All significant intercompany balances and transactions have been eliminated.

2.   Accounting Policies:  The significant accounting policies followed by First
     --------------------
     Savings for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 or Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three month period ended September 30, 1996 is not necessarily indicative of the results of operations that may be expected for the year ended June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended June 30, 1996.

3.   Holding Company Reorganization:  On November 1, 1995, First Savings
     -------------------------------
     Bancorp, Inc. (First Savings) completed the acquisition of First Savings Bank of Moore County, Inc., SSB. (the "Bank") pursuant to an Agreement and Plan of Reorganization in which the Bank became a wholly-owned subsidiary of First Savings. Under the terms of the Agreement and Plan of Reorganization, each outstanding share of the common stock, no par value per share, of the Bank was exchanged for one share of the common stock, no par value per share, of First Savings and the former holders of the Bank's common stock were now the holders of all First Savings' outstanding common stock. Prior to the acquisition of the Bank on November 1, 1995, First Savings had not issued any stock, had no assets or liabilities, and had not engaged in any business activities other than of an organizational nature. Accordingly, the financial statements included herein as of dates or for periods ended prior to November 1, 1996 do not reflect the operations of First Savings.

4.   Earnings Per Common Share:  Earnings per common share is calculated by
     --------------------------
     dividing net income by the weighted average number of common and common equivalent shares outstanding. Common stock equivalents consist of stock options. In determining the number of common stock equivalent shares outstanding, the number of shares issuable upon exercise of stock options has been reduced by the number of common shares assumed purchased with a portion of the proceeds from the assumed exercise of the common stock equivalents. The weighted average number of common shares given effect to options outstanding during the three months ended September 30, 1996 and 1995 were 3,974,368 and 3,984,527 respectively.

5.   Stock Repurchase Plan:  On September 12, 1996 First Savings' Board of
     ----------------------
     Directors adopted the First Savings Bancorp, Inc. Stock Repurchase Plan. Pursuant to the Plan, First Savings may repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions in accordance with regulatory requirements. On September 27, 1996 First Savings initiated a plan to repurchase 10% or its stock over the next twelve months. As of September 30, 1996 no shares have been repurchased.

FIRST SAVINGS BANCORP, INC.
--------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS



General

First Savings Bancorp, Inc., a North Carolina holding company ("First Savings"), was formed on November 1, 1995 to become the parent holding company of First Savings Bank of Moore County, Inc., SSB (the "Bank"), a North Carolina chartered stock savings bank. First Savings engages in no substantial business activities other than the activities related to ownership of the Bank.

The Bank is primarily engaged in the business of attracting deposits from the general public and using those funds to originate mortgage loans for the purchase or construction of one-to-four family homes. To a lesser extent, the Bank also originates multi-family residential mortgage loans, nonresidential real estate loans, loans secured by deposits, home equity lines of credit and installment loans. As a savings bank, the Bank's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

The Bank conducts its operations through its main office in Southern Pines, North Carolina and 4 offices located in Moore County.


Financial Condition

First Savings had total assets of $263.2 million at September 30, 1996 compared to $257.0 million at June 30, 1996. The increase was primarily related to a 2.8% increase in net loans. Loans increased from $177.4 million at June 30, 1996 to $182.4 million at September 30, 1996. The increase in loans is attributable to a favorable rate environment, and strong marketing programs. First Savings' total securities decreased slightly due primarily to principal repayments on mortgage-backed securities and maturing securities. As a result of increased deposits and maturing investments, cash and cash equivalents increased from $4.7 million at June 30, 1996 to $7.9 million at September 30, 1996.

Deposits increased by $5.0 million to $192.4 million at September 30, 1996 from $187.4 million at June 30, 1996 and shareholders' equity increased to $67.0 million at September 30, 1996 from $66.8 million at June 30, 1996.


Liquidity

Maintaining adequate liquidity while managing interest rate risk is the primary goal of First Savings' asset and liability management strategy. Liquidity is the ability to fund the needs of the Bank's borrowers and depositors, pay operating expenses, and meet regulatory liquidity requirements. Maturing investments, loan and mortgage-backed security principal repayments, deposits and income from operations are the main sources of liquidity. The Bank's primary uses of liquidity are to fund loans and to make investments.

As of September 30, 1996, liquid assets (cash and cash equivalents, and marketable investment securities) were approximately $77.5 million, which represents 40.3% of deposits. As a North Carolina chartered savings bank, First Savings is required to maintain liquid assets equal to at least 10.0% of its total assets. For purposes of this requirement, liquid assets consist of cash and readily marketable investments and mortgage-backed securities. At September 30, 1996, this liquidity ratio, based on North Carolina regulations, was 29.4% Management considers current liquidity levels to be adequate to meet First Savings' foreseeable needs.

FIRST SAVINGS BANCORP, INC.
--------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS


At September 30, 1996, outstanding mortgage loan commitments and available home equity line of credit balances were $15.0 million, available credit card line of credit balances were $2.8 million and the undisbursed portion of construction loans was $4.0 million. Funding for these commitments is expected to be provided from deposits, loan and mortgage-backed securities principal repayments, maturing investments and income generated from operations.


Regulatory Capital Requirements

Federal banking regulations require that bank holding companies and their bank subsidiaries meet various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on First Savings' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Savings must meet specific capital guidelines that involve quantitative measures of First Savings assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. First Savings' capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require First Savings to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.

As of May 10, 1996, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the category.


        Actual capital amounts and ratios for First Savings and the Bank are presented in the table below:



                                                                                      For Capital
                                                        Actual                     Adequacy Purposes
                                                   Amount     Ratio            Amount              Ratio
                                                ------------------------------------------------------------------

As of September 30, 1996

 Total Capital (to Risk Weighted Assets:
  Consolidated                                     $67,145    58.24%    $ 9,223    greater than or equal to 8.0%
  First Savings Bank of Moore Co., Inc., SSB       $56,797    49.28%    $ 9,220    greater than or equal to 8.0%

 Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                                     $66,536    57.71%    $ 4,612    greater than or equal to 4.0%
  First Savings Bank of Moore Co., Inc., SSB       $56,188    48.75%    $ 4,610    greater than or equal to 4.0%

 Tier 1 Capital (to Average Assets):
  Consolidated                                     $66,536    25.58%    $10,404    greater than or equal to 4.0%
  First Savings Bank of Moore Co., Inc., SSB       $56,188    22.51%    $ 9,983    greater than or equal to 4.0%


In addition to federal regulatory requirements, the Bank is subject to a North Carolina savings bank capital requirement of at least 5% of total assets. At September 30, 1996, the Bank's capital ratio under the North Carolina requirements was 22.53%.

At September 30, 1996, First Savings and the Bank exceeded all capital requirements.

FIRST SAVINGS BANCORP, INC.
--------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS


Comparison of Operating Results for the Three Months Ended Sept. 30, 1996 and
1995


Net income for the three months ended September 30, 1996 was $301,000 or $0.08 per share, compared with $947,000 or $0.24 per share for the same period in 1995. Excluding a nonrecurring charge to earnings associated with the special SAIF assessment net income was $1,051,000, an increase of 11% when compared to the same period last year. Net interest income for the quarter increased $227,000 due to an increase in net interest income as well as a decrease in interest expense of $20,000.

General and administrative expenses increased significantly from $901,000 for the quarter ended September 30, 1995 to $2,105,000 for the quarter ended September 30, 1996. The increase was primarily due to the special SAIF assessment of approximately $1,159,000 in 1996.



OTHER INFORMATION

As of September 30, 1996, legislation was passed requiring financial institutions insured by the Savings Association Insurance Fund ("SAIF") to pay a one time special assessment of 0.657% based on the March 31, 1995 deposit base. For the quarter ended September 30, 1996 First Savings recorded a charge to earnings of approximately $1,159,000 relating to the special SAIF assessment.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       FIRST SAVINGS BANCORP, INC.



    11/12/96                           /s/ William E. Samuels, Jr.
----------------                       -----------------------------
      Date                             William E. Samuels, Jr.
                                       President


    11/12/96                           /s/ Timothy S. Maples
----------------                       -----------------------------
      Date                             Timothy S. Maples
                                       Controller/ Principal Financial Officer