Form 10-Q
period 1996-12-31
FIRST SAVINGS BANCORP INC
filed 1997-02-11
CIK 912836

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC


                                     ______


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1996               Commission File Number 0-27098



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

                                Yes [X]  No [_]



As of January 31, 1997, there were 3,689,000 shares of the issuer's common stock issued and outstanding.

                          FIRST SAVINGS BANCORP, INC.


                               TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION                                   Page Number
           ---------------------


      Item 1.   Financial Statements


                Consolidated Statements of Financial Condition           3

                Consolidated Statements of Income                        4

                Consolidated Statements of Cash Flow                     5

                Notes to Consolidate Financial Statements                6


      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations          7-9

PART II    OTHER INFORMATION
           -----------------

      Item 5.   Other Information                                       10

SIGNATURES                                                              11

FIRST SAVINGS BANCORP, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)


                                                       DECEMBER 31,  JUNE 30,
                                                       ------------  --------
                                                           1996        1996
                                                         --------   --------

($ in thousands)

ASSETS

 Cash and cash equivalents (including
  interest-bearing deposits of $106 at
  December 31, 1996; $713 at June 30, 1996)                $  7,131   $  4,718
 Certificates of deposit                                                 7,000
 Securities available for sale, at market value              61,534     67,998
 Securities at amortized cost (market
  values - $1,626 at December 31, 1996;
  $3,016 at June 30, 1996)                                    1,548      2,965
 Loans receivable (net of allowance for loan
  losses of $609 at December 31, and June 30, 1996)         184,600    177,431
 Premises and equipment                                       1,997      2,019
 Accrued interest receivable                                  1,468      1,622
 Prepaid expenses and other assets                              610        233
                                                           --------   --------

  TOTAL                                                    $265,888   $256,986
                                                           ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
 Deposits:                                                  196,699    187,424
 ESOP note payable                                              392        422
 Accrued expenses and other liabilities                       2,299      2,329
                                                           --------   --------

  Total liabilities                                         199,390    190,175
                                                           --------   --------

SHAREHOLDERS' EQUITY:
 Preferred stock, no par value, 5,000,000
  shares, authorized, none issued and
  outstanding
 Common stock, no par value, 20,000,000 shares
  authorized, 3,689,000 shares issued
  and outstanding                                            35,530     36,451
 Unearned compensation related to ESOP note
  payable                                                      (356)      (422)
 Net unrealized gain on securities available
  for sale                                                      328         -
 Retained earnings                                           30,996     30,782
 Total shareholders' equity                                  66,498     66,811
                                                           --------   --------

TOTAL                                                      $265,888   $256,986
                                                           ========   ========

See notes to consolidated financial statements

FIRST SAVINGS BANCORP, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                              DECEMBER 31,                 DECEMBER 31,
                                        ----------------------       ------------------------
($ in thousands except per share data)      1996        1995            1996         1995
                                        ----------   ---------      -----------   -----------

INTEREST AND DIVIDEND INCOME:
 Interest on loans receivable           $    3,706    $    3,341     $    7.343    $   6,5577
 Interest on mortgage-backed securities         28            78             83           161
 Interest on investment securities             982         1,157          1,998         2,353
 Dividends on investment securities             35            35             70            71
 Other                                         113            33            165            91
                                        ----------    ----------     ----------   -----------

Total interest income                        4,864         4,644          9,659         9,233
                                        ----------    ----------     ----------   -----------

INTEREST EXPENSE:
 Interest on deposits                        2,364         2,335          4,667         4,657
 Interest on borrowings                          6             9             12            16
                                        ----------    ----------     ----------   -----------
  Total interest expense                     2,370         2,344          4,679         4,673
                                        ----------    ----------     ----------   -----------

 Net interest income                         2,494         2,300          4,980         4,560
 Provision for loan losses
 Net interest income after provision
  for loan losses                            2,494         2,300          4,980         4,560
                                        ----------    ----------     ----------   -----------

NONINTEREST INCOME:
 Fees and service charges                       85            71            173           146
 Income from real estate operations              2             3              5             5
 Rent on safe deposit boxes                      7             7              9             9
  Other, net                                     1             1              2             5
                                        ----------    ----------     ----------   -----------
  Total noninterest income, net                 95            82            189           165
                                        ----------    ----------     ----------   -----------

GENERAL AND ADMINISTRATIVE EXPENSES:
 Compensation and fringe benefits              509           479          1,061           968
 Occupancy and building                         51            55            108           113
 Federal insurance premiums                     -            104          1,264           206
 Computer services                              71            67            139           137
 Other                                         201           184            366           368
                                        ----------    ----------     ----------   -----------
  Total general and administrative
  expenses                                     832           889          2,938         1,792
                                        ----------    ----------     ----------   -----------

INCOME BEFORE INCOME TAXES                   1,757         1,493          2,231         2,933
INCOME TAXES                                   586           518            759         1,011
                                        ----------    ----------     ----------   -----------

NET INCOME                               $   1,171           975         $1,472         1,922
                                        ----------    ----------     ----------   -----------

EARNINGS PER SHARE DATA:
NET INCOME                              $     0.30          0.24           0.37          0.48
                                        ==========    ==========     ==========   ===========

AVERAGE COMMON EQUIVALENT SHARES         3,948,720     3,991,870      3,963,130     3,989,547

See notes to consolidated financial statements.

FIRST SAVINGS BANCORP, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                   SIX MONTHS ENDED
                                                      DECEMBER 31,
                                               ------------------------
($ IN THOUSANDS)                                 1996            1995
                                               --------        --------

OPERATING ACTIVITIES:
 Net income                                    $ 1,472         $ 1,922
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                      57              60
  Issuance of ESOP shares                          118             119
  Net amortization on investments                  276             360
 Loan origination fees and costs deferred,
  net of current amortization                       14              37
 Changes in:
  Other assets                                    (223)             50
  Other liabilities                                116            (120)
                                               -------         -------

 Net cash provided by operating activities       1,830           2,428
                                               -------         -------

INVESTING ACTIVITIES:
 Purchase of certificates of deposits           (7,000)
 Proceeds from maturities of investments         6,700           3,000
 Principal repayments on mortgage-backed
  securities                                     1,404             595
 Loan originations net of principal
  repayments                                    (7,183)         (9,999)
 Purchase of premises and equipment                (35)            (63)
                                               -------         -------

  Net cash used in investing activities         (6,114)         (6,467)
                                               -------         -------

FINANCING ACTIVITIES:
 Net increase (decrease) in deposits             9,275           2,417
 Net increase (decrease) in borrowed funds         (30)          2,470
 Cash dividends paid                            (1,572)         (1,513)
 Repurchase of common stock                       (976)             -
                                               -------         -------

  Net cash provided by financing
  activities                                     6,697           3,374
                                               -------         -------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                     2,413            (665)
                                               -------         -------


CASH AND CASH EQUIVALENTS BEGINNING OF
 PERIOD                                          4,718           3,210
                                               -------         -------

CASH AND CASH EQUIVALENTS END OF PERIOD         $7,131          $2,545
                                               =======         =======

SUPPLEMENTAL DISCLOSURES:
 Cash paid for:
  Interest on deposits                          $4,650          $4,635
  Interest on borrowed funds                        13              11
  Income taxes                                     946             970

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

2.   Accounting Policies:  The significant accounting policies followed by First
     --------------------
     Savings for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 or Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and six month periods ended December 31, 1996 is not necessarily indicative of the results of operations that may be expected for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended June 30, 1996.

3.   Holding Company Reorganization:  On November 1, 1995, First Savings
     -------------------------------
     Bancorp, Inc. (First Savings) completed the acquisition of First Savings Bank of Moore County, Inc., SSB. (the "Bank") pursuant to an Agreement and Plan of Reorganization in which the Bank became a wholly-owned subsidiary of First Savings. Under the terms of the Agreement and Plan of Reorganization, each outstanding share of the common stock, no par value per share, of the Bank was exchanged for one share of the common stock, no par value per share, of First Savings and the former holders of the Bank's common stock were now the holders of all First Savings' outstanding common stock. Prior to the acquisition of the Bank on November 1, 1995, First Savings had not issued any stock, had no assets or liabilities, and had not engaged in any business activities other than of an organizational nature. Accordingly, the financial statements included herein as of dates or for periods ended prior to November 1, 1995 do not reflect the operations of First Savings.

4.   Earnings Per Common Share:  Earnings per common share is calculated by
     --------------------------
     dividing net income by the weighted average number of common and common equivalent shares outstanding. Common stock equivalents consist of stock options. In determining the number of common stock equivalent shares outstanding, the number of shares issuable upon exercise of stock options has been reduced by the number of common shares assumed purchased with a portion of the proceeds from the assumed exercise of the common stock equivalents. The weighted average number of common shares given effect to options outstanding during the three and six month periods ended December 31, 1996 and 1995 were 3,948,720 and 3,991,870, respectively and 3,963,130 and 3,989,547, respectively.

5.   Stock Repurchase Plan:  On September 12, 1996 First Savings' Board of
     ----------------------
     Directors adopted the First Savings Bancorp, Inc. Stock Repurchase Plan. Pursuant to the Plan, First Savings may repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions in accordance with regulatory requirements. On September 27, 1996 First Savings initiated a plan to repurchase 10% or its stock over the next twelve months. As of December 31, 1996 55,000 shares have been repurchased.

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

The Bank is primarily engaged in the business of attracting deposits from the general public and using those funds to originate mortgage loans for the purchase or construction of one-to-four family homes. To a lesser extent, the Bank also originates multi-family residential mortgage loans, nonresidential real estate loans, loans secured by deposits, home equity lines of credit, installment loans and credit card loans. As a savings bank, the Bank's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

The Bank conducts its operations through its main office in Southern Pines, North Carolina and 4 branch offices located in Moore County.


FINANCIAL CONDITION

First Savings had total assets of $265.9 million at December 31, 1996 compared to $257.0 million at June 30, 1996. The increase was primarily related to a 4.0% increase in net loans. Net loans increased from $177.4 million at June 30, 1996 to $184.6 million at December 31, 1996. The increase in loans is attributable to a slowing of refinancing, a favorable rate environment, and strong marketing programs. In addition to loans, cash and cash equivalents and certificates of deposit had a combined increase of $9.4 million. First Savings' securities decreased $7.9 million or 11.1% to $63.1 million at December 31, 1996 from $71.0 million at June 30, 1995. The decrease in securities was related to maturing securities and principal repayments on mortgage-backed securities.

Supporting the asset growth was an increase in deposits of 4.9% from $187.4 million at June 30, 1996 to $196.7 million at December 31, 1996.


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

As of December 31, 1996, liquid assets (cash and cash equivalents, and marketable investment securities) were approximately $77.2 million, which represents 39.2% of deposits. As a North Carolina chartered savings bank, First Savings is required to maintain liquid assets equal to at least 10.0% of its total assets. For purposes of this requirement, liquid assets consist of cash and readily marketable investments and mortgage-backed securities. At December 31, 1996, this liquidity ratio, based on North Carolina regulations, was 29.0% Management considers current liquidity levels to be adequate to meet First Savings' foreseeable needs.


MANAGEMENT'S DISCUSSION AND ANALYSIS


At December 31, 1996, outstanding mortgage loan commitments and available home equity line of credit balances were $15.5 million, available credit card line of credit balances were $2.8 million and the undisbursed portion of construction loans was $4.4 million. Funding for these commitments is expected to be provided from deposits, loan and mortgage-backed securities principal repayments, maturing investments and income generated from operations.

FIRST SAVINGS BANCORP, INC.
--------------------------------------------------------------------------------

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


        ACTUAL CAPITAL AMOUNTS AND RATIOS FOR FIRST SAVINGS AND THE BANK
                       ARE PRESENTED IN THE TABLE BELOW:

                                                                                                            TO BE WELL
                                                                                                        CAPITALIZED UNDER
                                                                                FOR CAPITAL             PROMPT CORRECTIVE
                                                          ACTUAL              ADEQUACY PUPROSES         ACTION PROVISIONS
                                                  AMOUNT        RATIO       AMOUNT         RATIO        AMOUNT         RATIO
                                                  ------        -----      -------         -----        ------         -----
                                                                                        (GREATER OR                 (GREATER OR
                                                                                         EQUAL TO)                   EQUAL TO)
AS OF DECEMBER 31, 1996

 Total Capital (to Risk Weighted Assets:
  Consolidated                                    $66,779       56.45%     $ 9,463       8.0%             n/a          n/a
  First Savings Bank of Moore Co., Inc., SSB      $47,318       40.60%     $ 9,324       8.0%           $11,655       10.0%

 Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                                    $66,170       55.94%     $ 4,731       4.0%             n/a          n/a
  First Savings Bank of Moore Co., Inc., SSB      $46,709       40.08%     $ 4,662       4.0%           $ 6,993        6.0%

 Tier 1 Capital (to Average Assets):
  Consolidated                                    $66,170       25.01%     $10,582      4.0%              n/a           n/a
  First Savings Bank of Moore Co., Inc., SSB      $46,709       18.81%     $ 9,932      4.0%            $12,415        5.0%


In addition to federal regulatory requirements, the Bank is subject to a North Carolina savings bank capital requirement of at least 5% of total assets. At September 30, 1996, the Bank's capital ratio under the North Carolina requirements was 19.09%.

At December 31, 1996, First Savings and the Bank exceeded all capital requirements.

FIRST SAVINGS BANCORP, INC.
--------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS



COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DEC. 31, 1996 AND
1995



Net income for the three months ended December 31, 1996 was $1,171,000 or $0.30 per share, compared with $975,000 or $0.24 per share for the same period in 1995. Increases in the net interest margin and noninterest income and a reduction in general and administrative expenses were the primary factors for the increase in earnings.

Net interest income for the quarter ended December 31, 1996 increased $194,000 representing an increase of 8.4% for the corresponding period of the prior year.

Fueling the 15.8% increase in noninterest income was an increase in fees and service charges of $14,000.

General and administrative expenses decreased from $889,000 for the quarter ended December 31, 1995 to $832,000 for the quarter ended December 31, 1996 due primarily to a refund of federal insurance premiums totaling $109,000.



COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995


Net income for the six months ended December 31, 1996 was $1,472,000 or $0.37 per share, compared to $1,922,000 or $0.48 per share for the same period in 1995. The decrease in earnings of $450,000 was primarily due to an increase in general and administrative expenses.

Net interest income increased $420,000 from $4,560,000 for the six months ended December 31, 1995 to $4,980,000 for the same period of the current year: The increase was primarily due to lower costs of funds and higher yields on interest-earning assets.

Led by fees and service charges, noninterest income increased $24,000 or 14.5% from $165,000 for the six month period ended December 31, 1995 to $189,000 for the same period of the current year.

General and administrative expenses for the six month period ended December 31, 1996 was $2,938,000 compared to $1,792,000 for the same period of the prior year. The increase was primarily due to a nonrecurring SAIF Assessment of $1,159,000 in 1996.

FIRST SAVINGS BANCORP, INC.
--------------------------------------------------------------------------------


OTHER INFORMATION

As of September 30, 1996, legislation was passed requiring financial institutions insured by the Savings Association Insurance Fund ("SAIF") to pay a one time special assessment of 0.657% based on the March 31, 1995 deposit base. For the three and six month periods ended December 31, 1996 First Savings recorded a charge to earnings of approximately $1,159,000 relating to the special SAIF assessment.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                FIRST SAVINGS BANCORP, INC.



     February 10, 1997          /s/ William E. Samuels, Jr.
     -----------------          ------------------------------
            Date                William E. Samuels, Jr.
                                President

     February 10, 1997          /s/ Timothy S. Maples
     -----------------          ------------------------------
            Date                Timothy S. Maples
                                Controller/Principal Financial Officer