Form 10-Q
period 1997-03-31
FIRST SAVINGS BANCORP INC
filed 1997-05-12
CIK 912836

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC



                                     ______



                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1997      Commission File Number 0-27098



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

                                Yes [X]  No [ ]



As of April 30, 1997, there were 3,696,944 shares of the issuer's common stock issued and outstanding.

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

FIRST SAVINGS BANCORP, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)



                                                       MARCH 31,  June 30,
                                                       ---------  ---------
                                                         1997       1996
                                                       ---------  ---------
($in thousands)

ASSETS

 Cash and cash equivalents (including
  interest-bearing deposits of $13,678 at
  March 31, 1997; $713 at June 30, 1996)                $ 15,285   $  4,718
 Securities available for sale, at market value           57,944     67,998
 Securities at amortized cost (market
  values - $6,796 at March 31, 1997;
  $3,016 at June 30, 1996)                                 6,788      2,965
 Loans receivable (net of allowance for loan losses
  of $604 at March 31, 1997; $609 at June 30, 1996)      187,110    177,431
 Premises and equipment                                    1,987      2,019
 Accrued interest receivable                               1,086      1,622
 Prepaid expenses and other assets                           921        233
                                                        --------   --------
TOTAL                                                   $271,121   $256,986
                                                        --------   --------


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
 Deposits:                                               202,335     187,424
 ESOP note payable                                                  422
 Accrued expenses and other liabilities                    2,076       2,329
                                                        --------    --------
  Total liabilities                                      204,411     190,175
                                                        --------    --------


SHAREHOLDERS' EQUITY:
 Preferred stock, no par value, 5,000,000
  shares, authorized, none issued and
  outstanding
 Common stock, no par value, 20,000,000 shares
  authorized, 3,696,944 shares issued
  and outstanding                                         35,593      36,451
 Unearned compensation related to ESOP note
  payable                                                   (326)       (422)
 Net unrealized gain on securities available
  for sale                                                                15
 Retained earnings                                        31,428      30,782
                                                        --------    --------
  Total shareholders' equity                              66,710      66,811
                                                        --------    --------
TOTAL                                                   $271,121    $256,986
                                                        --------    --------

See notes to consolidated financial statements

FIRST SAVINGS BANCORP, INC.
-------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                             THREE MONTHS ENDED             Nine Months Ended
                                                   MARCH 31,                    March 31,
                                             --------------------------------------------------
($ in thousands except per share data)         1997          1996          1997          1996
                                             --------------------------------------------------
INTEREST AND DIVIDEND INCOME:
 Interest on loans receivable                $3,750       3,377          11,092         9,934
 Interest on mortgage-backed securities         120          74             203           235
 Interest on securities                         901       1,139           2,905         3,491
 Dividends on securities                         34          35             105           105
 Other                                          143          20             307           111
                                             ------       -----          ------        ------
  Total interest income                       4,948       4,645          14,612        13,876
                                             ------       -----          ------        ------
INTEREST EXPENSE:
 Interest on deposits                         2,377       2,257           7,044         6,914
 Interest on borrowings                                      26              13            42
                                             ------       -----          ------        ------
  Total interest expense                      2,377       2,283           7,057         6,956
                                             ------       -----          ------        ------

 Net interest income                          2,571       2,362           7,555         6,920
 Provision for loan losses
 Net interest income after provision
  for loan losses                             2,571       2,362           7,555         6,920
                                             ------       -----          ------        ------
NONINTEREST INCOME:
 Fees and service charges                        88          81             261           227
 Income from real estate operations               2           2               7             7
 Rent on safe deposit boxes                      10          11              19            21
 Other, net                                       1           6               3            11
                                             ------       -----          ------        ------
  Total noninterest income, net                 101         100             290           266
                                             ------       -----          ------        ------

GENERAL AND ADMINISTRATIVE EXPENSES:
 Compensation and fringe benefits               481         538           1,542         1,506
 Occupancy and building                          47          55             154           168
 Premiums and assessments                        31         105           1,295           311
 Computer services                               86          74             226           211
 Other                                          212         188             577           555
                                             ------       -----          ------        ------
  Total general and administrative
   expenses                                     857         960           3,794         2,751
                                             ------       -----          ------        ------

INCOME BEFORE INCOME TAXES                    1,815       1,502           4,051         4,435
INCOME TAX EXPENSE                              656         522           1,415         1,533
                                             ------       -----          ------        ------
NET INCOME                                   $1,159         980          $2,636         2,902
                                             ======       =====          ======        ======
EARNINGS PER COMMON SHARE:
Net income                                   $ 0.29        0.25            0.66          0.73
                                             ======       =====          ======        ======
Average common and common equivalent
shares outstanding                        3,960,572   3,978,248       3,965,005     3,989,174
                                          =========   =========       =========     =========

See notes to consolidated financial statements.

FIRST SAVINGS BANCORP, INC.
-------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                       NINE MONTHS ENDED
                                                            MARCH 31,
                                                       ------------------
($ IN THOUSANDS)                                         1997      1996
                                                       -------   --------
OPERATING ACTIVITIES:
 Net income                                            $ 2,636   $  2,902
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation                                              71         88
  Issuance of ESOP shares                                  179        166
  Net amortization on investments                          395        476
  Loan origination fees and costs deferred,
   net of current amortization                              28
 Changes in:
  Other assets                                             (65)       297
  Other liabilities                                        (58)        26
                                                       -------   --------

 Net cash provided by operating activities               3,186      3,955
                                                       -------   --------

INVESTING ACTIVITIES:
 Purchases of certificates of deposits                  (7,000)
 Proceeds from maturities of certificates of deposits    7,000      6,000
 Proceeds from maturities of securities                  9,700      6,000
 Purchases of securities                                (5,373)
 Principal payments on mortgage-backed
  securities                                             1,532        912
 Loan originations net of principal
  repayments                                            (9,794)   (12,110)
 Purchases of premises and equipment                       (39)       (70)
                                                       -------   --------

 Net cash provided by (used in) investing
  activities                                            (3,974)       732
                                                       -------   --------

FINANCING ACTIVITIES:
 Net increase in deposits                               14,911      3,412
 Net decrease in borrowed funds                           (422)      (110)
 Cash dividends paid                                    (2,193)    (1,949)
 Exercise of stock options                                  35
 Repurchase of common stock                               (976)
                                                       -------   --------

  Net cash provided by financing activities             11,355      1,353
                                                       -------   --------

INCREASE IN CASH AND CASH
 EQUIVALENTS                                            10,567      6,040

CASH AND CASH EQUIVALENTS BEGINNING OF
 PERIOD                                                  4,718      3,209
                                                       -------   --------

CASH AND CASH EQUIVALENTS END OF PERIOD                $15,285   $  9,249
                                                       =======   ========

SUPPLEMENTAL DISCLOSURES:
------------------------
 Cash paid for:
  Interest on deposits                                 $ 7,070   $  6,899
  Interest on borrowed funds                                15         44
  Income taxes                                           1,546      1,501


See notes to consolidated financial statements.

FIRST SAVINGS BANCORP, INC.
-------------------------------------------------------------------------------

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

2.   Accounting Policies:  The significant accounting policies followed by First
     --------------------
     Savings for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 or Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and nine month periods ended March 31, 1997 is not necessarily indicative of the results of operations that may be expected for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended June 30, 1996.

3.   Holding Company Reorganization:  On November 1, 1995, First Savings
     -------------------------------
     Bancorp, Inc. (First Savings) completed the acquisition of First Savings Bank of Moore County, Inc., SSB. (the "Bank") pursuant to an Agreement and Plan of Reorganization in which the Bank became a wholly-owned subsidiary of First Savings. Under the terms of the Agreement and Plan of Reorganization, each outstanding share of the common stock, no par value per share, of the Bank was exchanged for one share of the common stock, no par value per share, of First Savings and the former holders of the Bank's common stock are now the holders of all First Savings' outstanding common stock. Prior to the acquisition of the Bank on November 1, 1995, First Savings had not issued any stock, had no assets or liabilities, and had not engaged in any business activities other than of an organizational nature. Accordingly, the financial statements included herein as of dates or for periods ended prior to November 1, 1995 do not reflect the operations of First Savings.

4.   Earnings Per Common Share:  Earnings per common share is calculated by
     --------------------------
     dividing net income by the weighted average number of common and common equivalent shares outstanding. Common stock equivalents consist of stock options. In determining the number of common stock equivalent shares outstanding, the number of shares issuable upon exercise of stock options has been reduced by the number of common shares assumed purchased with a portion of the proceeds from the assumed exercise of the common stock equivalents. The weighted average number of common shares given effect to options outstanding during the three and nine month periods ended March 31, 1997 and 1996 were 3,960,572 and 3,965,005, respectively,and 3,978,248 and
     3,989,174, respectively.

5.   Stock Repurchase Plan:  On September 12, 1996 First Savings' Board of
     ----------------------
     Directors adopted the First Savings Bancorp, Inc. Stock Repurchase Plan. Pursuant to the Plan, First Savings may repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions in accordance with regulatory requirements. On September 27, 1996 First Savings initiated a plan to repurchase 10% or its stock over the next twelve months. As of March 31, 1997, 55,000 shares have been repurchased.

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


FINANCIAL CONDITION

First Savings had total assets of $271.1 million at March 31, 1997 compared to $257.0 million at June 30, 1996. The increase was primarily related to a 5.0% increase in net loans. Net loans increased from $177.4 million at June 30, 1996 to $187.1 million at March 31, 1997. The increase in loans is attributable to a slowing of refinancing, a favorable rate environment, and strong marketing programs. In addition to loans, cash and cash equivalents increased $10.6 million. First Savings' securities decreased $6.2 million or 8.8% to $64.7
million at Mrch 31, 1997 from $71.0 million at June 30, 1996.   The decrease in
securities was related to maturing securities and principal payments on mortgage-backed securities.

Supporting the asset growth was an increase in deposits of 8.0% from $187.4 million at June 30, 1996 to $202.3 million at March 31, 1997.


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

As of March 31, 1997, liquid assets (cash and cash equivalents, and marketable investment securities) were approximately $80.0 million, which represents 39.5% of deposits. As a North Carolina chartered savings bank, First Savings is required to maintain liquid assets equal to at least 10.0% of its total assets. For purposes of this requirement, liquid assets consist of cash and readily marketable investments and mortgage-backed securities. At March 31, 1997, this liquidity ratio, based on North Carolina regulations, was 29.5% Management considers current liquidity levels to be adequate to meet First Savings' foreseeable needs.


MANAGEMENT'S DISCUSSION AND ANALYSIS


At March 31, 1997, outstanding mortgage loan commitments and available home equity line of credit balances were $16.0 million, available credit card line of credit balances were $2.9 million and the undisbursed portion of construction loans was $6.8 million. Funding for these commitments is expected to be provided from deposits, loan and mortgage-backed securities principal repayments, maturing investments and income generated from operations.

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


        ACTUAL CAPITAL AMOUNTS AND RATIOS FOR FIRST SAVINGS AND THE BANK
                       ARE PRESENTED IN THE TABLE BELOW:

                                                                                                               TO BE WELL
                                                                                                           CAPITALIZED UNDER
                                                                                   FOR CAPITAL             PROMPT CORRECTIVE
                                                         ACTUAL                 ADEQUACY PURPOSES          ACTION PROVISIONS
                                                    AMOUNT     RATIO         AMOUNT        RATIO           AMOUNT       RATIO
                                                   -------     ------        -------    -----------        -------   -----------
                                                                                        (GREATER OR                  (GREATER OR
                                                                                         EQUAL TO)                    EQUAL TO)
AS OF MARCH 31, 1997
Total Capital (to Risk Weighted Assets:
  Consolidated                                     $67,299     55.17%        $ 9,758     8.0%               n/a        n/a
  First Savings Bank of Moore Co., Inc., SSB       $48,436     39.71%        $ 9,758     8.0%               $12,198    10.0%

 Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                                     $66,695     54.68%        $ 4,879     4.0%               n/a        n/a
  First Savings Bank of Moore Co., Inc., SSB       $47,832     39.21%        $ 4,879     4.0%               $ 7,319    6.0%

 Tier 1 Capital (to Average Assets):
  Consolidated                                     $66,695     24.84%        $10,740     4.0%               n/a         n/a
  First Savings Bank of Moore Co., Inc., SSB       $47,832     18.79%        $10,180     4.0%               $12,725     5.0%


In addition to federal regulatory requirements, the Bank is subject to a North Carolina savings bank capital requirement of at least 5% of total assets. At March 31, 1997, the Bank's capital ratio under the North Carolina requirements was 18.57%.

At March 31, 1997, First Savings and the Bank exceeded all capital requirements.

FIRST SAVINGS BANCORP,INC.
-------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS



COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND
1996



Net income for the three months ended March 31, 1997 was $1,159,000 or $0.29 per share, compared with $980,000 or $0.25 per share for the same period in 1996.
An increase in the net interest margin and a reduction in general and administrative expenses were the primary factors for the increase in earnings.

Net interest income for the quarter ended March 31, 1997 increased $209,000 representing an increase of 8.8% from the corresponding period of the prior year.

General and administrative expenses decreased from $960,000 for the quarter ended March 31, 1996 to $857,000 for the quarter ended March 31, 1997 due primarily to reductions in federal insurance premiums and compensation and fringe benefits.



COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND
1996


Net income for the nine months ended March 31, 1997 was $2,636,000 or $0.66 per share, compared to $2,902,000 or $0.73 per share for the same period in 1996. The decrease in earnings of $266,000 was primarily due to an increase in general and administrative expenses.

Net interest income increased $635,000 from $6,920,000 for the nine months ended March 31, 1996 to $7,555,000 for the same period of the current year. The increase was primarily due to lower costs of funds and higher yields on interest-earning assets.

Led by fees and service charges, noninterest income increased $24,000 or 9.0% from $266,000 for the nine month period ended March 31, 1996 to $290,000 for the same period of the current year.

General and administrative expenses for the nine month period ended March 31, 1997 was $3,794,000 compared to $2,751,000 for the same period of the prior year. The increase was primarily due to a nonrecurring SAIF Assessment of $1,159,000 in the current year.



OTHER INFORMATION

As of September 30, 1996, legislation was passed requiring financial institutions insured by the Savings Association Insurance Fund ("SAIF") to pay a one time special assessment of 0.657% based on the March 31, 1995 deposit base. For the nine month period ended March 31, 1997 First Savings recorded a charge to earnings of approximately $1,159,000 relating to the special SAIF assessment.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                FIRST SAVINGS BANCORP, INC.


March 9, 1997                   /s/ William E. Samuels, Jr.
-------------                  ---------------------------------------
     Date                       William E. Samuels, Jr.
                                President


May 9, 1997                    /s/ Timothy S. Maples
-------------                  ---------------------------------------
     Date                       Timothy S. Maples
                                Controller/Principal Financial Officer