Form 10-K
period 1997-06-30
FIRST SAVINGS BANCORP INC
filed 1997-09-26
CIK 912836

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K


                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


                     For the fiscal year ended   June 30, 1997
                                              -------------------
                        Commission file number     0-27098
                                              -------------------

                           FIRST SAVINGS BANCORP, INC.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               North Carolina                              56-1842701
      -------------------------------                  ------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)

    205 S.E. Broad Street, P.O. Box 1657
       Southern Pines, North Carolina                        28388
  ---------------------------------------                 ----------
  (Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code    (910) 692-6222
                                                   --------------------

      Securities Registered Pursuant to Section 12(b) of the Act:   None
                                                                 ----------

          Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, no par value
                  ------------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X   No
                                        ---    ---

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $57,606,945 common stock, no par value, based on the closing price of such
--------------------------------------------------------------------------
common stock on August 29, 1997.
--------------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 3,679,185 shares of common
                                                 --------------------------
stock, no par value, outstanding at September 22, 1997.
-------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of First Savings Bancorp, Inc. for the year ended June 30, 1997, are incorporated by reference into Part I, Part II and Part IV.

Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders of First Savings Bancorp, Inc. to be held on October 30, 1997, are incorporated by reference into Part III.

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

Market Area

       First Savings' primary market area consists of Moore County, North Carolina. Moore County is home to many retirement communities and, with its many renowned golf courses in Pinehurst and Southern Pines, has an active tourist and convention business. As a result, the economy of Moore County is primarily service oriented. However, there is also employment in manufacturing, agricultural and governmental activities. Major employers of First Savings' market area include Resorts of Pinehurst, Firsthealth Moore Regional Hospital, Ithaca Industries, Inc., Gulstan Carpets, Perdue, Inc. and Stanly Furniture Company.

Lending Activities

       First Savings' primary source of revenue is interest and fee income from its real estate lending activities, consisting primarily of mortgage loans for the purchase, refinancing or construction of one-to-four family residential real property located in its primary market area. First Savings also makes loans secured by multi-family residential and non-residential real estate, home equity and home improvement loans, savings account loans, installment loans and credit card loans. As a result, over 98% of First Savings' loan portfolio is secured by real estate. As of June 30, 1997, over 99% of the net amount of First Savings' real estate loan portfolio was secured by properties in North Carolina. On June 30, 1997, the largest amount First Savings had outstanding to any one borrower and its affiliates was approximately

$1,510,283. This loan was performing in accordance with its original terms as of that date. In addition to interest earned on loans, First Savings receives fees in connection with loan originations, loan modifications, late payments, loan assumptions and other miscellaneous services.

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

       First Savings purchased loan participations totaling $145,000, $1,570,000 and $99,000 during the years ended June 30, 1997, 1996 and 1995, respectively. All such loan participations are secured by real property located in North Carolina.

       First Savings' ratio of loan loss allowances to nonperforming assets at June 30, 1997, 1996 and 1995, was 241.60%, 454.48% and 223.90%, respectively.

Investments and Mortgage-Backed Securities

       Interest income from mortgage-backed securities and investment securities generally provides the second largest source of income to First Savings after interest on loans. In addition, First Savings receives interest income from interest-bearing deposits in other financial institutions.

       On June 30, 1997, First Savings' investment securities portfolio consisted of U.S. government and U.S. agency obligations, North Carolina and municipal obligations and FHLB of Atlanta stock. There was a significant increase in First Savings' investment securities portfolio during fiscal 1994 as a result of First Savings' conversion to stock form on January 6, 1994. As a result of this conversion, First Savings received net proceeds from the issuance of its common stock of approximately $36.0 million.

       As of June 30, 1997, $7.1 million of investment securities were pledged as collateral for individual and public deposits.

       As a member of the FHLB of Atlanta, First Savings is required to maintain an investment in stock of the FHLB of Atlanta equal to the greater of 1% of First Savings' outstanding home loans or 5% of its outstanding advances from the FHLB of Atlanta. No ready market exists for such stock, which is carried at cost. As of June 30, 1997, First Savings' investment in stock of the FHLB of Atlanta was approximately $1.9 million.

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

                                                                                 At June 30,
                                           ------------------------------------------------------------------------------------
                                                     1997                          1996                           1995
                                           ------------------------       -----------------------      ------------------------
                                           Amortized       Market         Amortized       Market       Amortized        Market
                                              Cost          Value            Cost          Value          Cost           Value
                                           ---------     ----------       ---------     ----------     ---------     ----------
                                                                               (In Thousands)
Interest-bearing deposits in other
    financial institutions ..........        $ 6,301        $ 6,301        $   713        $   713        $ 1,069        $ 1,069
                                             =======        =======        =======        =======        =======        =======

Securities available-for-sale/1/:
  U.S. government and agency
     securities .....................        $78,881        $79,282        $63,919        $63,889        $73,504        $74,156
  Obligations of states and political
     subdivisions ...................            950            975          2,150          2,180          2,151          2,218
  Federal Home Loan Bank stock ......          1,929          1,930          1,930          1,930          1,930          1,930
                                             -------        -------        -------        -------        -------        -------
Total securities available-for-sale .        $81,760        $87,187        $67,999        $67,999        $77,585        $78,304
                                             =======        =======        =======        =======        =======        =======

Securities held-to-maturity/1/:
  U.S. government and agency
     securities .....................        $              $              $              $              $ 1,999        $ 2,003
  Obligations of states and political
     subdivisions....................
  Federal Home Loan Bank stock.......
  Mortgage-backed securities ........          6,572          6,672          2,965          3,016          4,484          4,537
                                             -------        -------        -------        -------        -------        -------

Total securities held-to-maturity ...        $ 6,572        $ 6,672        $ 2,965        $ 3,016        $ 6,483        $ 6,540
                                             =======        =======        =======        =======        =======        =======

-----------------------------
/1/ The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities" which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are to be classified in three categories and accounted for as follows: (i) debt securities that the entity has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; (ii) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with net unrealized gains and losses included in earnings; and (iii) debt and equity securities not classified as either held-to-maturity or trading securities are classified as securities available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of equity. First Savings has no trading securities. First Savings adopted SFAS 115 on July 1, 1994.

     The following table sets forth certain information regarding First Savings' cash investments and the carrying value, weighted average yields and contractual maturities of First Savings' mortgage-backed and investment securities as of June 30, 1997.

                                                                           After One Through      After Five Through
                                                   One Year or Less           Five Years               Ten Years
                                               ------------------------ ----------------------- ------------------------
                                                              Weighted               Weighted                Weighted
                                                 Carrying     Average    Carrying     Average    Carrying     Average
                                                   Value       Yield       Value       Yield       Value       Yield
                                               ----------- ------------ ---------- ------------ ----------- ------------
                                                                             (In Thousands)
Interest-bearing
    deposits in other
    financial institutions ....                $     6,301        5.83% $                     % $                      %
                                               ----------- ------------ ---------- ------------ ----------- ------------
Securities available-for-sale:
  U.S. government and agency
    securities.................                $    13,601        6.91% $   45,696        6.55% $    13,963        7.66%
  N.C. State and municipal
    obligations(1).............                                                                         975        5.35
  Federal Home Loan
    Bank stock.................                      1,929        7.25
                                               ----------- ------------ ---------- ------------ ----------- ------------
Total securities
    available-for-sale.........                $    15,530        6.95% $   45,696        6.55% $    14,938        7.50%
                                               ----------- ------------ ---------- ------------ ----------- ------------

Securities held-to-maturity:
    Mortgage-backed securities.                $       142        7.71% $      397        9.17% $       322        9.52%
                                               ----------- ------------ ---------- ------------ ----------- ------------

Total investments, at
    carrying value.............                $    15,592              $   46,173              $    15,271
                                               -----------              ----------              -----------

Total interest-bearing
    deposits and investments...                $    21,893              $   46,173                 $ 15,271
                                               ===========              ==========              ===========


                                                    After Ten Years            Total
                                                ----------------------- -----------------------
                                                            Weighted                 Weighted
                                                Carrying     Average     Carrying    Average
                                                  Value       Yield        Value       Yield
                                                ---------- ------------ ----------- -----------
                                                                (In Thousands)
Interest-bearing
    deposits in other
    financial institutions.....                 $                     % $     6,301       5.83%
                                                ---------- ------------ ----------- -----------
Securities available-for-sale:
    U.S. government and
    agency securities..........                 $    6,023        8.25% $    79,283       6.94%
  N.C. State and municipal
    obligations(1).............                                                 975       5.35
  Federal Home Loan
    Bank stock.................                                               1,929       7.25
                                                ---------- ------------ ----------- -----------
Total securities
    available-for-sale.........                 $    6,023        8.25% $    82,187       6.93%
                                                ---------- ------------ ----------- -----------

Securities held-to-maturity:
    Mortgage-backed securities.                 $    5,711        7.99% $     6,572       8.13%
                                                ---------- ------------ ----------- -----------

Total investments, at
    carrying value.............                 $   11,723              $    88,759
                                                ----------              -----------


Total interest-bearing
    deposits and investments...                 $   11,723              $    95,060
                                                ==========              ===========


(1) Yields on obligations of states and political subdivisions are not calculated on a tax-equivalent basis.

Deposits and Borrowings

       Deposits. Deposits are the primary source of First Savings' funds for lending and other investment purposes. On June 30, 1997, 1996 and 1995, First Savings' savings deposits totalled $204.3 million, $187.4 million and $183.1 million, respectively. In addition to deposits, First Savings derives funds from loan principal repayments, interest payments, interest income from mortgage-backed securities, investment income, interest from its own interest-bearing deposits, and otherwise from its operations. Loan repayments are a relatively stable source of funds while deposit inflows and outflows may be significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

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

       As of June 30, 1997, the aggregate amount outstanding of certificates of deposit in amounts of $100,000 or more was approximately $25.5 million. Some of these deposits were deposits of state and local governments which are subject to rebidding from time to time and to securitization requirements. The following table presents the maturity of these time certificates of deposit at the dates indicated.


                                                             June 30,
                                                               1997
                                                           -------------
                                                           (In Thousands)
3 months or less.........................................   $       8,722
Over 3 months through 6 months...........................           1,835
Over 6 months through 12 months..........................           8,014
Over 12 months...........................................           6,894
                                                            -------------
       Total.............................................   $      25,465
                                                            =============


       Borrowings. First Savings is a member of the FHLB of Atlanta, and the FHLB system functions in a reserve credit capacity for savings institutions. As a member, First Savings is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta on the security of that stock and a floating lien on certain of its real estate secured loans and other assets. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB of Atlanta's assessment of the institution's creditworthiness. As of June 30, 1997, First Savings had $20.0 million in borrowings outstanding to the FHLB of Atlanta.

       Upon First Savings' conversion to the stock form of ownership, the First Savings Bank of Moore County, Inc., SSB Employee Stock Ownership Plan ("ESOP") became effective. As part of the conversion, the ESOP borrowed $648,000 from an independent third party lender and First Savings contributed $72,000 to the ESOP. This $720,000 was used to purchase 72,000 shares of common stock issued in the conversion. The note was assumed by the Holding Company in January 1997. The note payable is collateralized by the common shares purchased by the ESOP with the proceeds. The note will be repaid principally from First Savings' discretionary contributions to the ESOP over a period not to exceed ten years. Dividends paid on shares held by the ESOP may also be used to reduce the note. The note is not guaranteed by First Savings. Unearned compensation related to the ESOP note payable is amortized on a straight-line basis over ten years.

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

Competition

     First Savings faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its primary market area, including large financial institutions which have greater financial and marketing resources available to them. First Savings has also faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The ability of First Savings to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities. As of June 30, 1997, there were at least twelve other financial institutions with offices in Moore County, North Carolina. Based upon comparative data as of June 30, 1997, First Savings had the second largest share of deposits in Moore County, totaling approximately 21% of all deposits in the county.

Employees

     As of June 30, 1997, First Savings had 40 full-time employees and two part-time employees. First Savings provides its employees with a comprehensive benefits program, including basic and major medical insurance, life and disability insurance, sick leave, education cost sharing, and payment of certain civic club dues. In addition, First Savings maintains an employee profit sharing plan covering all eligible employees. Under this plan, First Savings annually contributes an amount equal to at least 5% of participants' salaries and in recent years has contributed 15% of employees' salaries. During the fiscal years ended June 30, 1997, 1996 and 1995, contributions to this plan were $97,539, $93,402 and $80,944, respectively. In addition, First Savings pays discretionary bonuses to all of its employees based upon its after-tax earnings. In recent years, these bonuses have equalled 4% of after-tax earnings. In addition, in connection with the conversion of First Savings from mutual to stock ownership, First Savings adopted the ESOP, a stock based management recognition plan, stock option plans and a bonus compensation plan which provide benefits to employees and directors of First Savings. The bonus compensation plan was terminated effective October 1, 1996. Employees are not represented by any union or collective bargaining group, and First Savings considers its employee relations to be good.

Federal Income Taxation

     Savings institutions such as First Savings are subject to the taxing provisions of the Internal Revenue Code of 1986, as amended (the "Code"), for corporations, as modified by certain provisions specifically applicable for financial or thrift institutions. Income is reported using the accrual method of accounting. The maximum corporate federal income tax rate is 35%.

     For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Code were permitted certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally loans secured by interests in real property improved or to be improved) under (i) a method based on a percentage of the institution's taxable income, as adjusted (the "percentage of taxable income method") or (ii) a method based on actual loss experience (the "experience method"). The reserve for nonqualifying loans was computed using the experience method.

     The percentage of taxable income method was limited to 8% of taxable income. This method could not raise the reserve to exceed 6% of qualifying real property loans at the end of the year. Moreover, the additions for qualifying real property loans, when added to nonqualifying loans, could not exceed 12% of the amount by which total deposits or withdrawable accounts exceed the sum of surplus, undivided profits and reserves at the beginning of the year. The experience method was the amount necessary to increase the balance of the reserve at the close of the year to the greater of (i) the amount which bore the same ratio to loans outstanding at the close of the year as the total net bad debts sustained during the current and five preceding years bore to the sum of the loans outstanding at the close of such six years or (ii) the balance in the reserve account at the close of the last taxable year beginning before 1988 (assuming that the loans outstanding have not declined since such date).

     In order to qualify for the percentage of income method, an institution had to have at least 60% of its assets as "qualifying assets" which generally included, cash, obligations of the United States government or an agency or instrumentality thereof or of a state or political subdivision, residential real estate-related loans, or loans secured by savings accounts and property used in the conduct of its business. In addition, it had to meet certain other supervisory tests and operate principally for the purpose of acquiring savings and investing in loans.

     Institutions which became ineligible to use the percentage of income method had to change to either the reserve method or the specific charge-off method that applied to banks. Large thrift institutions, those generally exceeding $500 million in assets, had to convert to the specific charge-off method. In computing its bad debt reserve for federal income taxes, First Savings elected to use the experience method in fiscal years 1995, 1996, and 1997.

     Bad debt reserve balances in excess of the balance computed under the experience method or amounts maintained in a supplemental reserve built up prior to 1962 ("excess bad debt reserve") require inclusion in taxable income upon certain distributions to shareholders. Distributions in redemption or liquidation of stock or distributions with respect to its stock in excess of earnings and profits accumulated in years beginning after December 31, 1951, are treated as a distribution from the excess bad debt reserve. When such a distribution takes place and it is treated as from the excess bad debt reserve, the thrift is required to reduce its reserve by such amount and simultaneously recognize the amount as an item of taxable income increased by the amount of income tax imposed on the inclusion. Dividends not in excess of earnings and profits accumulated since December 31, 1951 will not require inclusion of part or all of the bad debt reserve in taxable income. First Savings has accumulated earnings and profits since December 31, 1951 and has an excess in its bad debt reserve. Distributions in excess of current and accumulated earnings and profits will increase taxable income. Net retained earnings at June 30, 1997 includes approximately $5.3 million for which no provision for federal income tax has been made.

     Legislation passed by the U.S. Congress and signed by the President in August 1996 contains a provision that repeals the percentage of taxable income method of accounting for thrift bad debt reserves for tax years beginning after December 31, 1995. The legislation will trigger bad debt reserve recapture for post-1987 excess reserves over a six-year period. At June 30, 1997, First Savings' post-1987 excess reserves amounted to approximately $1.3 million. A special provision suspends recapture of post-1987 excess reserves for up to two years if, during those years, the institution satisfies a "residential loan requirement." This requirement will be met if the principal amount of the institution's residential loans exceeds a base year amount, which is determined by reference to the average of the institution's residential loans during the six taxable years ending before January 1, 1996. However, notwithstanding this special provision, recapture must begin no later than the first taxable year beginning after December 31, 1997.

     First Savings may also be subject to the corporate alternative minimum tax ("AMT"). This tax is applicable only to the extent it exceeds the regular corporate income tax. The AMT is imposed at the rate of 20% of the corporation's alternative minimum taxable income ("AMTI") subject to applicable statutory exemptions. AMTI is calculated by adding certain tax preference items and making certain adjustments to the corporation's regular taxable income. Preference items and adjustments generally applicable to financial institutions include, but are not limited to, the following: (i) the excess of the bad debt deduction over the amount that would have been allowable on the basis of actual experience; (ii) interest on certain tax-exempt bonds issued after August 7, 1986; and (iii) 75% of the excess, if any, of a corporation's adjusted earnings and profits over its AMTI (as otherwise determined with certain adjustments). Net operating loss carryovers, subject to certain adjustments, may be utilized to offset up to 90% of the

AMTI. Credit for AMT paid may be available in future years to reduce future regular federal income tax liability. First Savings has not been subject to the AMT in recent years.

     First Savings' federal income tax returns have not been audited in the last ten tax years.

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

     The North Carolina corporate tax rate dropped to 7.50% in 1997, and will drop to 7.25% in 1998, 7.00% in 1999 and 6.90% thereafter.


                           SUPERVISION AND REGULATION

Regulation of the Holding Company

     Bank holding companies and state savings banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect the Company and the Bank. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company.

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

     In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended ("FDIA") require insured depository institutions under common control to reimburse the FDIC for any loss suffered by either the Savings Association Insurance Fund (the "SAIF") or the Bank Insurance Fund (the "BIF") as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

     Dividend Limitations. In connection with the Conversion, the FDIC has required the Holding Company and the Bank to agree that, during the first year after consummation of the Conversion, the Holding Company will not pay any dividend or make any other distribution to its stockholders which represents, is characterized as or is treated for federal tax purposes as, a return of capital. In addition, the Company must obtain Federal Reserve approval prior to repurchasing Common Stock for in excess of 10% of its net worth during any twelve-month period unless the Company (i) both before and after the redemption satisfies capital requirements for "well capitalized" state member banks; (ii) received a one or two rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues. Although the payment of dividends and repurchase of stock by the Company are subject to the requirements and limitations of North Carolina corporate law, except as set forth in this paragraph, neither the Administrator nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares. However, the ability of the Company to pay dividends or repurchase shares may be dependent upon the Company's receipt of dividends from the Bank. The Bank's ability to pay dividends is limited. See " -- Regulation of the Bank -- Restrictions on Dividends and Other Capital Distributions."

     Capital Maintenance Agreement. In connection with the Administrator's approval of the Holding Company's application to acquire control of the Bank, the Holding Company was required to execute a Capital Maintenance Agreement whereby it has agreed to maintain the Bank's capital in an amount sufficient to enable the Bank to satisfy all regulatory capital requirements.

     Federal Securities Law. The Company has registered its Common Stock with the SEC pursuant to Section 12(g) of the Exchange Act and will not deregister the Common Stock for a period of three years following the completion of the Conversion. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

     The registration under the Securities Act of the Offerings of the Common Stock does not cover the resale of such shares. Shares of the Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company are subject to the resale provisions of Rule 144 under the Securities Act. So long as the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) will be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances. There are currently no demand registration rights outstanding. However, in the event the Company at some future time determines to issue additional shares from its authorized but unissued shares, the Company might offer registration rights to certain of its affiliates who want to sell their shares.

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

       Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. The Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital ("well capitalized," "adequately capitalized" or "undercapitalized"), which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. The matrix so created results in nine assessment risk classifications, with rates that, until September 30, 1996, ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk to the SAIF unless effective corrective action is taken.

       Pursuant to the Deposit Insurance Fund Act (the "DIF Act"), which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

       The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF Act contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Bank.

       The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of the Bank.

       Community Reinvestment Act. The Bank, like other financial institutions, is subject to the Community Reinvestment Act, as amended ("CRA"). A purpose of this Act is to encourage financial institutions to help meet the credit needs of its entire community, including the needs of low- and moderate-income neighborhoods. A savings bank is evaluated and rated under three categories: a lending test, an investment test and a service test. For each of these three tests, the savings bank is given a rating of either "outstanding," "high satisfactory," "low satisfactory," "needs to improve" or "substantial non-compliance." A set of criteria for each rating is included in the regulation. If an institution disagrees with a particular rating, the institution has the burden of rebutting the presumption by clearly establishing that the quantative measures do not accurately present its actual performance, or that demographics, competitive conditions or economic or legal limitations peculiar to the service area should be considered. The ratings received under the three tests are used to determine the overall composite CRA rating or "outstanding," "satisfactory," "needs to improve" or "substantial non-compliance."

       During the Bank's last compliance examination, which was performed by the FDIC on February 13, 1996, the Bank received a "satisfactory" rating with respect to CRA compliance. The Bank's rating with respect to CRA compliance would be a factor to be considered by the Federal Reserve and FDIC in considering applications submitted by the Bank to acquire branches or to acquire or combine with other financial institutions and take other actions and could result in the denial of such applications.

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

       At June 30, 1997, the Bank complied with each of the capital requirements of the FDIC and the Administrator. For a description of the Bank's required and actual capital levels on June 30, 1997, see Note 10 captioned "Shareholders' Equity" on pages 31 and 32 of the 1997 Annual Report.

       Each federal banking agency was required by law to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. On August 2, 1995, the federal banking agencies issued a joint notice of adoption of final risk-based capital rules to take account of interest rate risk. The final regulation required an assessment of the need for additional capital on a case-by-case basis, considering both the level of measured exposure and qualitative risk factors. The final rule also stated an intent to, in the future, establish an explicit minimum capital charge for interest rate risk based on the level of a bank's measured interest rate risk exposure. The final regulation has not had a material impact on the Bank's capital requirements.

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

       As of June 30, 1997, the largest aggregate amount of loans which the Bank had to any one borrower was $1.5 million. The Bank had no loans outstanding which management believes violate the applicable loans-to-one borrower limits.

       Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On June 30, 1997, the Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock of $1.9 million.

       Federal Reserve System. Federal Reserve regulations require savings banks, not otherwise exempt from the regulations, to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal accounts) and certain nonpersonal time deposits. The reserve requirements are subject to adjustment by the Federal Reserve. As of June 30, 1997, the Bank was in compliance with the applicable reserve requirements of the Federal Reserve.

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

       Liquidity. The Bank is subject to the Administrator's requirement that the ratio of liquid assets to total assets equal at least 10%. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments which, in the judgment of the Administrator, have a readily marketable value, including investments with maturities in excess of five years. At June 30, 1997, the Bank's liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 27.7%.

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

       Prompt Corrective Regulatory Action. Federal law provides the federal banking agencies with broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under the FDIC regulations applicable to the Bank, an institution is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth). An institution is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth); (B) "significantly undercapitalized" if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%.

       Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), effective September 29, 1995, permits adequately capitalized bank and savings bank holding companies to acquire control of banks and savings banks in any state. The states may specifically permit interstate acquisitions prior to September 29, 1995, by enacting legislation that provides for such transactions. North Carolina adopted nationwide reciprocal interstate acquisition legislation in 1994.

       Such interstate acquisitions are subject to certain restrictions. States may require the bank or savings bank being acquired to have been in existence for a certain length of time but not in excess of five years. In addition, no bank or saving bank may acquire more than 10% of the insured deposits in the United States or more than 30% of the insured deposits in any one state, unless the state has specifically legislated a higher deposit cap. States are free to legislate stricter deposit caps.

       The Interstate Banking Act also provides for interstate branching, effective June 1, 1997, allowing interstate branching in all states, provided that a particular state has not specifically denied interstate branching by legislation prior to such time. Unlike interstate acquisitions, a state may deny interstate branching if it specifically elects to do so by June 1, 1997. States may choose to allow interstate branching prior to June 1, 1997 by opting-in to a group of states that permits these transactions. These states generally allow interstate branching via a merger of an out-of-state bank with an in-state bank, or on a de novo basis. North Carolina has enacted legislation permitting branching transactions.

       It is anticipated that the Interstate Banking Act will increase competition within the markets in which the Bank now operates, although the extent to which such competition will increase in such markets or the timing of such increase cannot be predicted.

       Restrictions on Dividends and Other Capital Distributions. A North Carolina-chartered stock savings bank may not declare or pay a cash dividend on, or repurchase any of, its capital stock if the effect of such transaction would be to reduce the net worth of the institution to an amount which is less than the minimum amount required by applicable federal and state regulations. In addition, a North Carolina-chartered stock savings bank, for a period of five years after its conversion from mutual to stock form, must obtain the written approval from the Administrator before declaring or paying a cash dividend on its capital stock in an amount in excess of one-half of the greater of (i) the institution's net income for the most recent fiscal year end, or (ii) the average of the institution's net income after dividends for the most recent fiscal year end and not more than two of the immediately preceding fiscal year ends, if applicable. Under FDIC regulations, stock repurchases may be made by the savings bank only upon receipt of FDIC approval.

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

       A North Carolina-chartered savings bank must maintain net worth, computed in accordance with the Administrator's requirements, of 5% of total assets and liquidity of 10% of total assets, as discussed above. Additionally, a North Carolina-chartered savings bank is required to maintain general valuation allowances and specific loss reserves in the same amounts as required by the FDIC.

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

       Future Requirements. Statutes and regulations are regularly introduced which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions. It cannot be predicted whether or what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

ITEM 2.   PROPERTIES

       At June 30, 1997, First Savings conducted its business from the headquarters office in Southern Pines, North Carolina, and its four branch offices in Southern Pines, Pinehurst, Carthage and West End, North Carolina. The following table sets forth certain information regarding First Savings' properties as of June 30, 1997. All properties are owned by First Savings, with the exception of the Pinehurst Office which has been leased for a term of 15 years with an expiration date of 2003. Rentals paid by First Savings under that lease totalled $9,000 for the fiscal year ended June 30, 1997.


                                                                   Net Book
                                                                   Value of
       Address                                                     Property
       -------                                                     --------
Headquarters Office                                                $589,101
  205 S.E. Broad Street
  Southern Pines, North Carolina 28387

Pinecrest Plaza Office                                              930,103
  46 Pinecrest Plaza
  Southern Pines, North Carolina 28387

Pinehurst Office                                                      9,614
  10 Chinquapin Road
  Pinehurst, North Carolina 28374

Carthage Office                                                     145,927
  109 Monroe Street
  Carthage, North Carolina  28327

Seven Lakes Office                                                  128,705
  200 Grant Street
  Seven Lakes Shopping Center
  West End, North Carolina 27376

The total net book value of First Savings' furniture, fixtures and equipment on June 30, 1997 was $147,005. The properties are considered by First Savings' management to be in good condition.

ITEM 3.   LEGAL PROCEEDINGS

       In the opinion of management, First Savings is not involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matter was submitted to a vote of the Holding Company's stockholders during the quarter ended June 30, 1997.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The high and low stock price for the Company's common stock was $21.75 and $20.25, respectively, on August 30, 1997. The remaining information required by this Item is set forth under the section captioned "Capital Stock" on page 40 of First Savings' 1997 Annual Report which is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The information required by this Item is set forth in the table captioned "Five Year Summary" on the inside cover of First Savings' 1997 Annual Report which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     See the information set forth under Item 1 above and the information set forth under the sections captioned "Financial Highlights" on page 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operation" on pages 3 through 14 in First Savings' 1997 Annual Report, which sections are incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of First Savings and supplementary data set forth on pages 16 through 37 of First Savings' 1997 Annual Report are incorporated herein by reference.

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

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Some of the information required by this Item is set forth in the tables on pages 4 and 5 under the section captioned "Proposal 1 - Election of Directors" of the Proxy Statement for the 1997 Annual Meeting of Shareholders of First Savings Bancorp, Inc. to be held on October 30, 1997 (the "Proxy Statement").
Section 16(a) of the Exchange Act requires First Savings' executive officers and directors, and persons who own more than ten percent of First Savings' common stock, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish First Savings with copies of all Section 16(a) forms they file.

     Based solely on a review of the copies of such forms furnished to First Savings and written representations from First Savings' executive officers and directors, First Savings believes that during the fiscal year ended June 30, 1997, the following reports were filed late. On December 13, 1996, John F. Burns sold 1,300 shares of Common Stock, which sale was not reported on a Form 5 until August 12, 1997. On May 27, 1997, H. David Bruton sold 3,000 shares and gifted 1,000 shares, which was not reported on a Form 5 until August 12, 1997.

ITEM 11.  EXECUTIVE COMPENSATION AND TRANSACTIONS

     The information required by this Item is set forth under the sections captioned "Proposal 1 - Election of Directors - Directors' Compensation" and " - Management Compensation" on pages 6 through 7 and 8 through 11, respectively, of the Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Following is certain information, as of the Record Date, regarding all persons or groups, as defined in the Exchange Act, who held of record or who are known to the Company to own beneficially more than 5% of the Common Stock.

                                   Amount and Nature              Percentage
      Name and Address          of Beneficial Ownership         of Class/(1)/
      ----------------          -----------------------         -------------
William E. Samuels, Jr.               190,225/(2)/                   5.07
205 S.E. Broad Street
Southern Pines, NC  28388

-----------------------------

(1) Based upon a total of 3,679,185 shares of the Common Stock outstanding at the Record Date. Assumes the exercise of only those stock options included with respect to the designated recipient.

(2) Includes 72,000 shares which could be purchased pursuant to the exercise of stock options granted to Mr. Samuels which are vested and nonforfeitable. The number stated includes 71,305 allocated and unallocated shares held by the First Savings Bank of Moore County, Inc., SSB Employee Stock Ownership Plan. Mr. Samuels is a trustee of such Plan and has certain voting and investment power over such shares. A total of 4,919 shares have been allocated to Mr. Samuels under the Employee Stock Ownership Plan.


     Set forth below is certain information as of the Record Date regarding beneficial ownership of the Common Stock by each of the members of the Board of Directors (including nominees for election at the Meeting), certain executive officers of the Company, and the nominees, directors and all executive officers of the Company as a group.

                                       Amount and
                                        Nature of       Sole Voting/    Shared Voting/     Percentage
                                        Beneficial       Investment       Investment           of
Name of Beneficial Owner              Ownership/(1)/       Power            Power          Class/(2)/
------------------------              --------------       -----            -----          ----------
Virginia C. Brandt                         500               500               0               .01%
H. David Bruton                         76,984/(2)/       73,184/(3)/        3,800            2.07%
John F. Burns                          124,335/(4)/       52,530            71,805            3.36%
Felton J. Capel                          1,500               0               1,500             .04%
J. E. Causey                            83,342/(3)/       68,342/(3)/       15,000            2.24%
Henry A. Clayton                        62,416/(3)/       62,416/(3)/          0              1.68%
Frank G. Hardister                      56,668/(3)/       56,668/(3)/          0              1.52%
W. Harrell Johnson                      61,839/(3)/       59,509/(3)/        2,330            1.66%
Joe Montesanti, Jr                      87,628/(3)/       77,528/(3)/       10,100            2.35%
Thomas F. Phillips                      59,212/(3)/       58,061/(3)/        1,151            1.59%
William E. Samuels, Jr                 190,225/(5)/      118,920            71,305            5.07%
Nominees, directors and all
executive officers of the Company      886,121/(6)/          --                --            21.41%
as a group (12 persons)

---------------------------------

/(1)/ Unless otherwise noted, all shares are owned directly of record by the named individuals, by their spouses and minor children, or by other entities controlled by the named individuals.

/(2)/ Based upon a total of 3,679,185 shares of the Common Stock outstanding at the Record Date. Assumes the exercise of only those stock options included with respect to the designated recipients.

/(3)/ Includes 45,000 shares which could be purchased pursuant to the exercise of stock options granted to the named beneficial owner.

/(4)/ Includes 24,400 shares which could be purchased pursuant to the exercise of stock options granted to Mr. Burns which are vested and nonforfeitable. The number stated includes 71,305 allocated and unallocated shares held by the First Savings Bank of Moore County, Inc., SSB Employee Stock Ownership Plan. Mr. Burns is a trustee of such Plan and has certain voting and investment power over such shares. A total of 3,758 shares have been allocated to Mr. Burns under the Employee Stock Ownership Plan.

/(5)/ Includes 72,000 shares which could be purchased pursuant to the exercise of stock options granted to Mr. Samuels which are vested and nonforfeitable. The number stated includes 71,305 allocated and unallocated shares held by the First Savings Bank of Moore County, Inc., SSB Employee Stock Ownership Plan. Mr. Samuels is a trustee of such Plan and has certain voting and investment power over such shares. A total of 4,919 shares have been allocated to Mr. Samuels under the Employee Stock Ownership Plan.

/(6)/ Includes 420,400 shares which could be purchased pursuant to the exercise of stock options granted to directors and executive officers. This amount does not include options to purchase 20,600 shares issued in the aggregate to executive officers which are not yet vested and which will only become vested upon death, disability, satisfaction of requirements for retirement and subsequent retirement, or satisfaction of requirements with respect to length of employment. The number stated includes 71,305 allocated and unallocated shares held by the First Savings Bank of Moore County, Inc., SSB Employee Stock Ownership Plan. William E. Samuels, Jr., a director and an executive officer, and John F. Burns, an executive officer, are trustees of such Plan and have certain voting and investment power over such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       There have been no reportable transactions during the two most recent fiscal years nor are any reportable transactions proposed as of the date of this Form 10-K. See also the section captioned "Proposal 1 - Election of Directors - Certain Indebtedness and Transactions of Management" on page 13 of the Proxy Statement, which section is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(a)1. Consolidated Financial Statements (contained in First Savings' 1997 Annual Report attached hereto as Exhibit (13) and incorporated herein by reference)

          (a)  Independent Auditors' Report

          (b) Consolidated Statements of Financial Condition as of June 30, 1997 and 1996

          (c) Consolidated Statements of Income for the Years Ended June 30, 1997, 1996 and 1995

          (d) Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 1997, 1996 and 1995

          (e) Consolidated Statements of Cash Flows for the Years Ended June 30, 1997, 1996 and 1995

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

          Exhibit (3)(ii)          Bylaws, incorporated herein by reference to
                                   Exhibit (2), Appendix D, to the Registration
                                   Statement on Form 8-A, Registration No. 0-27-
                                   098, dated October 26, 1995

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

          Exhibit (10)(ii)(f)      Employment Agreement between First Savings
                                   Bank of Moore County, Inc., SSB and John F.
                                   Burns, incorporated herein by reference to Exhibit (10)(ii)(f) to the Registration
                                   Statement on Form 8-A, Registration No. 0-27-
                                   098, dated October 26, 1995

          Exhibit (11)             Statement Regarding Computation of Per Share
                                   Earnings

          Exhibit (12)             Statement Regarding Computation of Ratios

          Exhibit (13)             1997 Annual Report to Security Holders

          Exhibit (16)             Deloitte & Touche LLP Letter of Concurrence,
                                   incorporated herein by reference to Exhibit
                                   16 to the Registrant's Form 10-K for the year ended June 30, 1997

          Exhibit (21)             Subsidiaries of the Registrant, incorporated
                                   herein by reference to Exhibit (21) to the
                                   Registration Statement on Form 8-A,
                                   Registration No. 0-27-098, dated October 26,
                                   1995

          Exhibit (27)             Financial Data Schedule

14(b) First Savings filed no reports on Form 8-K during the last quarter of the fiscal year ended June 30, 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FIRST SAVINGS BANCORP, INC.


Date:  September 26, 1997            By:   /s/ William E. Samuels, Jr.
                                           -------------------------------------
                                           William E. Samuels, Jr.
                                           President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                      Title                                  Date
---------                                      -----                                  ----
/s/ William E. Samuels, Jr.            President, Chief Executive               September 26, 1997
--------------------------------       Officer and Director
William E. Samuels, Jr.

/s/ John F. Burns                      Executive Vice President,                September 26, 1997
--------------------------------       Principal Financial Officer
John F. Burns                          and Director

/s/ Timothy S. Maples                  Vice President, Controller and           September 26, 1997
--------------------------------       Principal Accounting Officer
Timothy S. Maples

/s/ H. David Bruton                    Director                                 September 26, 1997
--------------------------------
H. David Bruton

/s/ J. E. Causey                       Director                                 September 26, 1997
--------------------------------
J. E. Causey

/s/ Henry A. Clayton                   Director                                 September 26, 1997
--------------------------------
Henry A. Clayton

/s/ Frank G. Hardister                 Director                                 September 26, 1997
--------------------------------
Frank G. Hardister

/s/ W. Harrell Johnson                 Director                                 September 26, 1997
--------------------------------
W. Harrell Johnson

/s/ Joe Montesanti, Jr.                Director                                 September 26, 1997
--------------------------------
Joe Montesanti, Jr.

/s/ Thomas F. Phillips                 Director                                 September 26, 1997
--------------------------------
Thomas F. Phillips

                               INDEX TO EXHIBITS



Exhibit No.                         Description
-----------                         -----------
(11)               Statement Regarding Computation of Per Share Earnings

(12)               Statement Regarding Computation of Ratios

(13)               1997 Annual Report to Security Holders

(27)               Financial Data Schedule