Form 10-Q
period 1997-09-30
FIRST SAVINGS BANCORP INC
filed 1997-11-14
CIK 912836

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC



                                    ------



                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1997             Commission File Number 0-27098




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

                                 Yes [X] No [_]



As of November 10, 1997 there were 3,696,913 shares of the issuer's common stock issued and outstanding.

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

FIRST SAVINGS BANCORP, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

                                                             September 30,         June 30,
                                                           ------------------------------------
                                                                 1997                1997
                                                           ------------------------------------
($ in thousands)

ASSETS

 Cash and due from banks                                    $   2,791                   $ 2,801
 Interest bearing deposits with banks                           6,995                     6,301
 Securities at market value                                    78,853                    82,187
 Securities at amortized cost (market
  values - $6,453 at September 30, 1997;
  $6,672 at June 30, 1997)                                      6,394                     6,572
 Loans receivable (net of allowance for loan
  losses of $604 at September 30,
  and June 30, 1997)                                          196,288                   192,238
 Premises and equipment                                         1,973                     1,968
 Accrued interest receivable                                    1,555                     1,836
 Prepaid expenses and other assets                                466                       314
                                                           ------------------------------------
  TOTAL                                                     $ 295,315                 $ 294,217
                                                           ====================================
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
 Deposits                                                     206,438                   204,317
 Borrowed funds                                                18,000                    20,000
 Accrued expenses and other liabilities                         2,928                     2,705
                                                           ------------------------------------
  Total liabilities                                           227,366                   227,022
                                                           ------------------------------------
SHAREHOLDERS' EQUITY:
 Preferred stock, no par value, 5,000,000
  shares, authorized, none issued and outstanding
 Common stock, no par value, 20,000,000 shares authorized,
  3,686,510 shares issued and outstanding at
  September 30, 1997; 3,679,185 at June 30, 1997               35,344                    35,237
 Unearned compensation related to ESOP note payable              (261)                     (293)
 Net unrealized gain on securities available for sale             425                       281
 Retained earnings                                             32,441                    31,970
                                                           ------------------------------------
Total shareholders' equity                                     67,949                    67,195
                                                           ------------------------------------
TOTAL                                                       $ 295,315                 $ 294,217
                                                           ====================================

See notes to consolidated financial statements

FIRST SAVINGS BANCORP, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME (unaudited)


                                                                Three Months Ended
                                                                   September 30,
                                                       ------------------------------------
                                                             1997                 1996
                                                       ------------------------------------
($ in thousands except per share data)
INTEREST AND DIVIDEND INCOME:
 Interest on loans receivable                          $     3,947             $    3,637
 Interest on mortgage-backed securities                        130                     55
 Interest on investment securities                           1,377                  1,016
 Dividends on investment securities                             35                     35
 Other                                                         108                     52
                                                       ------------------------------------
Total interest income                                        5,597                  4,795
                                                       ------------------------------------
INTEREST EXPENSE:
 Interest on deposits                                        2,488                  2,304
 Interest on borrowings                                        305                      6
                                                       ------------------------------------
  Total interest expense                                     2,793                  2,310
                                                       ------------------------------------
 Net interest income                                         2,804                  2,485
                                                       ------------------------------------
 Provision for loan losses
  Net interest income after provision
  for loan losses                                            2,804                  2,485
                                                       ------------------------------------
NONINTEREST INCOME:
 Fees and service charges                                      118                     88
 Income from real estate operations                              2                      3
 Rent on safe deposit boxes                                      2                      2
  Other, net                                                     1                      1
                                                       ------------------------------------
  Total noninterest income, net                                123                     94
                                                       ------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES:
 Compensation and fringe benefits                              522                    552
 Occupancy and building                                         49                     56
 Federal insurance premiums                                     33                  1,265
 Computer services                                             105                     68
 Other                                                         198                    164
                                                       ------------------------------------
  Total general and administrative expenses                    907                  2,105
                                                       ------------------------------------

INCOME BEFORE INCOME TAXES                                   2,020                    474
INCOME TAXES                                                   744                    173
                                                       ------------------------------------
NET INCOME                                             $     1,276              $     301
                                                       ====================================
EARNINGS PER SHARE DATA:
NET INCOME                                             $      0.32              $    0.08
                                                       ====================================
AVERAGE COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                                      3,984,737              3,974,368
                                                       ====================================


See notes to consolidated financial statements.

FIRST SAVINGS BANCORP, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                               Three Months Ended
                                                                  September 30,
                                                       ------------------------------------
($ in thousands)                                             1997                1996
                                                       ------------------------------------
OPERATING ACTIVITIES:
 Net income                                            $     1,276              $     301
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                                  24                     32
  Issuance of ESOP shares                                       69                     61
  Net amortization on investments                               48                    126
  Loan origination fees and costs deferred,
  net of current amortization                                  (14)
 Changes in:
  Other assets                                                 129                    570
  Other liabilities                                             83                  1,115
                                                       ------------------------------------
 Net cash provided by operating activities                   1,615                  2,205
                                                       ------------------------------------
INVESTING ACTIVITIES:
 Net increase in interest-bearing deposits
  with banks                                                 3,510
 Proceeds from maturities of investments                     5,500                  1,700
 Purchase of investment securities                          (2,000)
 Principal repayments on mortgage-backed securities            182                    271
 Loan originations net of principal repayments              (4,036)                (4,972)
 Purchase of premises and equipment                            (29)                   (17)
                                                       ------------------------------------
 Net cash used in investing activities                       3,127                 (3,018)
                                                       ------------------------------------
FINANCING ACTIVITIES:
 Net increase in deposits                                    2,121                  4,966
 Net decrease in borrowed funds                             (2,000)                   (18)
 Cash dividends paid                                          (740)                  (936)
 Exercise of stock options                                      71
                                                       ------------------------------------
  Net cash (used in) provided by financing
  activities                                                  (548)                 4,012
                                                       ------------------------------------
INCREASE IN CASH AND DUE FROM BANKS                          4,194                  3,199

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                 2,801                  4,718
                                                       ------------------------------------
CASH AND DUE FROM BANKS, END OF PERIOD                 $     6,995              $   7,917
                                                       ====================================
SUPPLEMENTAL DISCLOSURES:
-------------------------
 Cash paid for:
  Interest on deposits                                 $     2,468              $   2,617
  Interest on borrowed funds                                   332                      6
  Income taxes                                                 310                     27

See notes to consolidated financial statements.

FIRST SAVINGS BANCORP, INC.
--------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation and Accounting Policies: The accompanying
         ----------------------------------------------
         consolidated financial statements include the accounts of First Savings Bancorp, Inc., ("First Savings"), First Savings Bank of Moore County, Inc., SSB (the "Bank") and its wholly-owned subsidiary (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

2.       Accounting Policies: The significant accounting policies followed by
         --------------------
         First Savings for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 or Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three month period ended September 30, 1997 is not necessarily indicative of the results of operations that may be expected for the year ending June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended June 30, 1997.


3.       Earnings Per Common Share: Earnings per common share is calculated by
         --------------------------
         dividing net income by the weighted average number of common and common equivalent shares outstanding. Common stock equivalents consist of stock options. In determining the number of common stock equivalent shares outstanding, the number of shares issuable upon exercise of stock options has been reduced by the number of common shares assumed purchased with a portion of the proceeds from the assumed exercise of the common stock equivalents. The weighted average number of common shares given effect to options outstanding during the three month period ended September 30, 1997 and 1996 were 3,984,737 and 3,974,368, respectively.

4.       Stock Repurchase Plan: On September 12, 1996 First Savings' Board of
         ----------------------
         Directors adopted the First Savings Bancorp, Inc. Stock Repurchase Plan. Pursuant to the Plan, First Savings may repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions in accordance with regulatory requirements. On September 27, 1996 First Savings initiated a plan to repurchase 10% or its stock over the next twelve months. As of September 30, 1997, 76,500 shares have been repurchased.

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


Financial Condition

First Savings had total assets of $295.3 million at September 30, 1997 compared to $294.2 million at June 30, 1997. The increase was primarily related to a 2.1% increase in net loans. Net loans increased from $192.2 million at June 30, 1997 to $196.3 million at September 30, 1997. The favorable rate environment and strong marketing programs continue to fuel the loan growth. First Savings' total securities decreased slightly due primarily to principal repayments on mortgage-backed securities and maturing securities. Increased deposits and maturing investments supported the loan growth.

Deposits increased by $2.1 million to $206.4 million at September 30, 1997 from $204.3 million at June 30, 1997 and shareholders' equity increased to $67.9 million at September 30, 1997 from $67.2 million at June 30, 1997.

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

As of September 30, 1997, liquid assets (cash and cash equivalents, and marketable investment securities, less pledged investments) were approximately $88.0 million, which represents 42.6% of deposits. As a North Carolina chartered savings bank, First Savings is required to maintain liquid assets equal to at least 10.0% of its total assets. At September 30, 1997, this liquidity ratio, based on North Carolina regulations, was 29.8% Management considers current liquidity levels to be adequate to meet First Savings' foreseeable needs.


MANAGEMENT'S DISCUSSION AND ANALYSIS

At September 30, 1997, outstanding mortgage loan commitments and available home equity line of credit balances were $19.6 million, available credit card line of credit balances were $3.5 million and the undisbursed portion of construction loans was $8.5 million. Funding for these commitments is expected to be provided from deposits, loan and mortgage-backed securities principal repayments, maturing investments and income generated from operations.

FIRST SAVINGS BANCORP, INC.
--------------------------------------------------------------------------------


Regulatory Capital Requirements

Federal banking regulations require that bank holding companies and their bank subsidiaries meet various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on First Savings' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Savings must meet specific capital guidelines that involve quantitative measures of First Savings assets, liabilities, and certain off-balance- sheet items as calculated under regulatory accounting practices. First Savings' capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

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


       Actual capital amounts and ratios for First Savings and the Bank are presented in the table below:

                                                                                                         To Be Well
                                                                                                      Capitalized Under
                                                                       For Capital                    Prompt Corrective
                                                      Actual        Adequacy Purposes                 Action Provisions
                                                 Amount   Ratio    Amount         Ratio           Amount             Ratio
                                                ---------------------------------------------------------------------------------
As of September 30, 1997

 Total Capital (to Risk Weighted Assets:                                    (greater than
  Consolidated                                  $68,128   50.88%   $10,712  or equal to)   8.0%   n/a        n/a

                                                                            (greater than                    (greater than
  First Savings Bank of Moore Co., Inc., SSB    $51,317   38.07%   $10,706  or equal to)   8.0%   $13,382    or equal to)  10.0%

 Tier 1 Capital (to Risk Weighted Assets):                                  (greater than
  Consolidated                                  $67,524   50.43%    $5,356  or equal to)   4.0%   n/a        n/a

                                                                            (greater than                    (greater than
  First Savings Bank of Moore Co., Inc., SSB    $50,349   37.62%    $5,353  or equal to)   4.0%   $8,030     or equal to)   6.0%

 Tier 1 Capital (to Average Assets):                                        (greater than
  Consolidated                                  $67,524   22.95%   $11,796  or equal to)   4.0%   n/a        n/a

                                                                            (greater than                    (greater than
  First Savings Bank of Moore Co., Inc., SSB    $50,349   17.77%   $11,334  or equal to)   4.0%   $14,168    or equal to)   5.0%


In addition to federal regulatory requirements, the Bank is subject to a North Carolina savings bank capital requirement of at least 5% of total assets. At September 30, 1997, the Bank's capital ratio under the North Carolina requirements was 17.92%.

At September 30, 1997, First Savings and the Bank exceeded all capital requirements.

FIRST SAVINGS BANCORP, INC.
--------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS


Comparison of Operating Results for the Three Months Ended Sept.30,
1997 and 1996


Net income was $1,276,000 for the three month period ended September 30, 1997, representing an increase of $975,000 from the same period of the prior year. Excluding the nonrecurring charge associated with the special SAIF assessment in fiscal 1996, the increase in core earnings was approximately $269,000 or 27%. The increase in core earnings was primarily a result of a 13% increase in net interest income and higher levels of noninterest income.

General and administrative expenses decreased significantly from $2.1 million for the quarter ended September 30, 1996 to $907,000 for the quarter ended September 30, 1997. The decrease was due primarily to the special SAIF assessment of approximately $1.2 million in 1996.


OTHER INFORMATION

As of September 30, 1996, legislation was passed requiring financial institutions insured by the Savings Association Insurance Fund ("SAIF") to pay a one time special assessment of 0.657% based on the March 31, 1995 deposit base. For the quarter ended September 30, 1996, First Savings recorded a charge to earnings of approximately $1,159,000 relating to the special SAIF assessment.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FIRST SAVINGS BANCORP, INC.


                                     /s/ William E. Samuels, Jr.
-----------------                    -------------------------------
     Date                            William E. Samuels, Jr.
                                     President



                                     /s/ Timothy S. Maples
-----------------                    -------------------------------
     Date                            Timothy S. Maples
                                     Controller/ Principal Financial Officer