Form 10-Q
period 1997-12-31
FIRST SAVINGS BANCORP INC
filed 1998-02-12
CIK 912836

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC



                                     ------



                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1997   Commission File Number 0-27098



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

                                Yes [X]  No [ ]



As of January 31, 1998 there were 3,704,978 shares of the issuer's common stock issued and outstanding.

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

FIRST SAVINGS BANCORP, INC.
------------------------------------------------------------

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)



                                                  DECEMBER 31,    JUNE 30,
                                                      1997          1997
                                                ----------------------------
($ in thousands)

ASSETS

 Cash and due from banks                          $    3,198   $    2,801
 Interest bearing deposits with banks                  2,337        6,301
 Securities at market value                           79,760       82,187
 Securities at amortized cost (market
  values - $11,118 at December 31, 1997;
  $6,672 at June 30, 1997)                            10,944        6,572
 Loans receivable (net of allowance for loan
  losses of $604 at December 31,
  and June 30, 1997)                                 200,408      192,238
 Premises and equipment                                1,966        1,968
 Accrued interest receivable                           1,823        1,836
 Prepaid expenses and other assets                       380          314
                                               --------------------------

  TOTAL                                           $  300,816   $  294,217
                                               ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
 Deposits                                            209,908      204,317
 Borrowed funds                                       20,000       20,000
 Accrued expenses and other liabilities                2,415        2,705
                                               --------------------------

  Total liabilities                                  232,323      227,022
                                               --------------------------


SHAREHOLDERS' EQUITY:
 Preferred stock, no par value, 5,000,000
  shares, authorized, none issued and
  outstanding
 Common stock, no par value, 20,000,000 shares
  authorized, 3,700,481 shares issued
  and outstanding at December 31, 1997;
  3,679,185 at June 30, 1997                          35,411       35,237
 Unearned compensation related to ESOP note
  payable                                               (227)        (293)
 Net unrealized gain on securities available
  for sale                                               380          281
 Retained earnings                                    32,929       31,970
                                               --------------------------
Total shareholders' equity                            68,493       67,195
                                               --------------------------

TOTAL                                             $  300,816   $  294,217
                                               ==========================


See notes to consolidated financial statements

FIRST SAVINGS BANCORP, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          DECEMBER 31,                  DECEMBER 31,
                                                 -------------------------------------------------------
($ in thousands except per share data)                1997           1996           1997           1996
                                                 -------------------------------------------------------
INTEREST AND DIVIDEND INCOME:
 Interest on loans receivable                      $  4,058          3,706          8,005          7,343
 Interest on mortgage-backed securities                 177             28            307             83
 Interest on investment securities                    1,270            982          2,647          1,998
 Dividends on investment securities                     124             35             71             70
 Other                                                   35            113            232            165
                                                   -----------------------------------------------------

Total interest income                                 5,664          4,864         11,262          9,659
                                                   -----------------------------------------------------

INTEREST EXPENSE:
 Interest on deposits                                 2,500          2,364          4,987          4,667
 Interest on borrowings                                 317              6            622             12
                                                   -----------------------------------------------------

  Total interest expense                              2,817          2,370          5,609          4,679
                                                   -----------------------------------------------------

 Net interest income                                  2,847          2,494          5,653          4,980
 Provision for loan losses
                                                   -----------------------------------------------------
 Net interest income after provision
  for loan losses                                     2,847          2,494          5,653          4,980
                                                   -----------------------------------------------------

NONINTEREST INCOME:
 Fees and service charges                               128             85            245            173
 Income from real estate operations                       2              2              4              5
 Rent on safe deposit boxes                               7              7              9              9
  Other, net                                              8              1              9              2
                                                   -----------------------------------------------------

  Total noninterest income, net                         145             95            267            189
                                                   -----------------------------------------------------



GENERAL AND ADMINISTRATIVE EXPENSES:
 Compensation and fringe benefits                       512            509          1,033          1,061
 Occupancy and building                                  56             51            106            108
 Federal insurance premiums                              33                            66          1,264
 Computer services                                       66             71            171            139
 Other                                                  268            201            467            366
                                                   -----------------------------------------------------

  Total general and administrative expenses             935            832          1,843          2,938
                                                   -----------------------------------------------------

INCOME BEFORE INCOME TAXES                            2,057          1,757          4,077          2,231
INCOME TAX EXPENSE                                      759            586          1,503            759
                                                   -----------------------------------------------------

NET INCOME                                         $  1,298        $ 1,171        $ 2,574        $ 1,472
                                                   =====================================================
INCOME PER COMMON SHARE:
 BASIC:                                            $   0.35        $  0.32        $  0.70        $  0.40
                                                   =====================================================

 DILUTED:                                          $   0.32        $  0.30        $  0.64        $  0.37
                                                   =====================================================
WEIGHTED AVERAGE SHARES OUTSTANDING:
 BASIC:                                           3,674,737      3,669,850      3,666,126      3,690,149
                                               =========================================================

 DILUTED:                                         4,016,668      3,948,720      4,004,594      3,963,130
                                               =========================================================


See notes to consolidated financial statements.

FIRST SAVINGS BANCORP, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                              SIX MONTHS ENDED
                                                                 DECEMBER 31,
                                                       ---------------------------------
($ IN THOUSANDS)                                              1997          1996
                                                       ---------------------------------

OPERATING ACTIVITIES:
 Net income                                                 $ 2,574        $ 1,472
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                                   49             57
  Issuance of ESOP shares                                       148            118
  Net amortization on investments                                 9            276
 Loan origination fees and costs deferred, net of
  current amortization                                          (26)            14
 Changes in:
  Other assets                                                  (53)          (223)
  Other liabilities                                            (400)           116
                                                            -------------------------

 Net cash provided by operating activities                    2,301          1,830
                                                            -------------------------

INVESTING ACTIVITIES:
 Net decrease in interest-bearing deposits with banks         3,964            607
 Purchase of certificates of deposits                                       (7,000)
 Proceeds from maturities of investments                      7,500          6,700
 Purchase of investment securities                           (9,950)
 Principal repayments on mortgage-backed securities             646          1,404
 Loan originations net of principal repayments               (8,148)        (7,183)
 Proceeds from sale of property and equipment                     9
 Gain on sale of property and equipment                          (7)
 Purchase of premises and equipment                             (49)           (35)
                                                            -------------------------

  Net cash used in investing activities                      (6,035)        (6,114)
                                                            -------------------------

FINANCING ACTIVITIES:
 Net increase in deposits                                     5,591          9,275
 Net decrease in borrowed funds                                                (30)
 Net proceeds from exercise of stock options                     92
 Cash dividends paid                                         (1,552)        (1,572)
 Repurchases of common stock                                                  (976)
                                                            -------------------------

  Net cash provided by financing activities                   4,131          6,697
                                                            -------------------------

INCREASE IN CASH AND CASH
EQUIVALENTS                                                     397          2,413


CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                 2,801          4,718
                                                            -------------------------


CASH AND CASH EQUIVALENTS END OF PERIOD                      $3,198         $7,131
                                                            =========================
SUPPLEMENTAL DISCLOSURES:
-------------------------
 Cash paid for:
  Interest on deposits                                       $4,959         $4,650
  Interest on borrowed funds                                    622             13
  Income taxes                                                1,560            946


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

2.  Accounting Policies:  The significant accounting policies followed by First
    --------------------
    Savings for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 or Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three month period ended December 31, 1997 is not necessarily indicative of the results of operations that may be expected for the year ending June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended June 30, 1997.


3.  Earnings Per Common Share:  Effective with periods ended December 31, 1997,
    --------------------------
    First Savings Bank has implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This Statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board ("APB") Opinion No. 15, Earnings per Share ("EPS"), and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with the presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15.

    Basic and diluted earnings per share have been computed based upon net income as presented in the accompanying statements of operation divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below.

     Weighted average number of common
       shares used in basic EPS                3,674,737  3,669,850  3,666,126  3,690,149
     Effect of dilutive stock options            341,931    278,870    338,468    272,981
                                               ---------  ---------  ---------  ---------

     Weighted average number of common
       shares and dilutive potential common
       shares used in diluted EPS              4,016,668  3,948,720  4,004,594  3,963,130
                                               ==========================================


4.  Stock Repurchase Plan:  On September 12, 1996 First Savings' Board of
    ----------------------
    Directors adopted the First Savings Bancorp, Inc. Stock Repurchase Plan. Pursuant to the Plan, First Savings may repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions in accordance with regulatory requirements. On September 27, 1996 First Savings initiated a plan to repurchase 10% or its stock over the next twelve months. As of December 31, 1997, 76,500 shares have been repurchased.

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


FINANCIAL CONDITION

First Savings had total assets of $300.8 million at December 31, 1997 compared to $294.2 million at June 30, 1997. The increase was primarily related to a 4.2% increase in net loans. Net loans increased from $192.2 million at June 30, 1997 to $200.4 million at December 31, 1997. The favorable rate environment and strong marketing programs continue to fuel the loan growth. Increased deposits and a reduction in interest-bearing deposits with banks supported the loan growth.

Deposits increased by $5.6 million to $209.9 million at December 31, 1997 from $204.3 million at June 30, 1997 and shareholders' equity increased to $68.5 million at December 31, 1997 from $67.2 million at June 30, 1997.

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

As of December 31, 1997, liquid assets (cash and cash equivalents, and marketable investment securities, less pledged investments) were approximately $89.2 million, which represents 42.4% of deposits. As a North Carolina chartered savings bank, the Bank is required to maintain liquid assets equal to at least 10.0% of its total assets. At December 31, 1997, this liquidity ratio, based on North Carolina regulations, was 27.2% Management considers current liquidity levels to be adequate to meet First Savings' foreseeable needs.

At December 31, 1997, outstanding mortgage loan commitments and available home equity line of credit balances were $16.7 million, available credit card line of credit balances were $3.6 million and the undisbursed portion of construction loans was $8.5 million. Funding for these commitments is expected to be provided from deposits, loan and mortgage-backed securities principal repayments, maturing investments and income generated from operations.

FIRST SAVINGS BANCORP, INC.
--------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS


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


        ACTUAL CAPITAL AMOUNTS AND RATIOS FOR FIRST SAVINGS AND THE BANK
                       ARE PRESENTED IN THE TABLE BELOW:


                                                                                          FOR CAPITAL
                                                                 ACTUAL                ADEQUACY PURPOSES
                                                           AMOUNT      RATIO      AMOUNT               RATIO
                                                       -------------------------------------------------------------------
AS OF DECEMBER 31, 1997

 Total Capital (to Risk Weighted Assets):
  Consolidated                                            $68,717     49.91%     $11,015     greater than or equal to 8.0%
  First Savings Bank of Moore Co., Inc., SSB              $52,262     38.06%     $10,985     greater than or equal to 8.0%

 Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                                            $68,113     49.48%     $ 5,506     greater than or equal to 4.0%
  First Savings Bank of Moore Co., Inc., SSB              $51,658     37.62%     $ 5,493     greater than or equal to 4.0%

 Tier 1 Capital (to Average Assets):
  Consolidated                                            $68,113     22.90%     $11,872     greater than or equal to 4.0%
  First Savings Bank of Moore Co., Inc., SSB              $51,658     18.03%     $11,460     greater than or equal to 4.0%


                                                                    TO BE WELL
                                                                 CAPITALIZED UNDER
                                                                 PROMPT CORRECTIVE
                                                                 ACTION PROVISIONS
                                                           AMOUNT                  RATIO
                                                         --------------------------------------------
 Total Capital (to Risk Weighted Assets:
  Consolidated                                               n/a                                  n/a
  First Savings Bank of Moore Co., Inc., SSB             $13,732        greater than or equal to 10.0%

 Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                                               n/a                                  n/a
  First Savings Bank of Moore Co., Inc., SSB             $ 8,239        greater than or equal to 6.0%

 Tier 1 Capital (to Average Assets):
  Consolidated                                               n/a                                  n/a
  First Savings Bank of Moore Co., Inc., SSB             $14,326        greater than or equal to 5.0%


In addition to federal regulatory requirements, the Bank is subject to a North Carolina savings bank capital requirement of at least 5% of total assets. At December 31, 1997, the Bank's capital ratio under the North Carolina requirements was 18.04%.

At December 31, 1997, First Savings and the Bank exceeded all capital requirements.

FIRST SAVINGS BANCORP, INC.
--------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DEC. 31, 1997 AND
1996

Net income for the three months ended December 31, 1997 was $1,298,000 compared with $1,171,000 for the same period in 1996. Basic and diluted earnings per share for the three months ended December 31, 1997 was $0.35 and $0.32, respectively, compared with $0.32 and $0.30, respectively, for the same period of the prior year. Increases in the net interest margin and noninterest income were the primary factors for the increase in earnings.

Net interest income for the quarter ended December 31, 1997 increased $353,000 representing an increase of 14.21% for the corresponding period of the prior year.

Fueling the 52.6% increase in noninterest income was an increase in fees and service charges of $43,000.

General and administrative expenses increased from $832,000 for the quarter ended December 31, 1996 to $935,000 for the quarter ended December 31, 1997 due primarily to increases in advertising and credit card related expenses.



COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

Net income for the six months ended December 31, 1997 was $2,574,000, compared to $1,472,000 for the same period in 1996. Basic and diluted earnings per share for the six months ended December 31, 1997 was $0.70 and $0.64, respectively, compared to $0.40 and $0.37, respectively, for the same period of the prior year. The increase in earnings was primarily due to an increase in the net interest margin and a reduction in federal insurance premiums.

Net interest income increased $673,000 from $4,980,000 for the six months ended December 31, 1996 to $5,653,000 for the same period of the current year. The increase was primarily due to higher levels of interest earning assets.

Led by fees and service charges, noninterest income increased $78,000 or 41.30% from $189,000 for the six month period ended December 31, 1996 to $267,000 for the same period of the current year.

General and administrative expenses for the six month period ended December 31, 1997 was $1,843,000 compared to $2,938,000 for the same period of the prior year. The decrease was primarily due to a nonrecurring SAIF Assessment of $1,159,000 in 1996.

FIRST SAVINGS BANCORP, INC.
--------------------------------------------------------------------------------

OTHER INFORMATION


SAIF ASSESSMENT

As of September 30, 1996, legislation was passed requiring financial institutions insured by the Savings Association Insurance Fund ("SAIF") to pay a one time special assessment of 0.657% based on the March 31, 1995 deposit base. For the six month period ended December 31, 1996, First Savings recorded a charge to earnings of approximately $1,159,000 relating to the special SAIF assessment.



THE YEAR 2000

As is the case with substantially all financial institutions, the Bank relies upon computers for the daily conduct of its business. There is concern that at/on January 1, 2000 many computers will be unable to "read" the new year. Thus, at the turn of the century, computer-based information systems will be faced with the problems potentially affecting hardware, software, networks, and processing platforms, as well as customer and vendor interdependencies. The Bank has established a committee and is in the process of assessing the effect of Year 2000 on its operating plans and systems. The Bank is developing a plan for identifying, renovating, testing and implementing its systems for Year 2000 processing and internal control requirements. The cost to be incurred in achieving full Year 2000 compliance has not been determined; however, management believes it will not be material to the Bank's financial statements.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     FIRST SAVINGS BANCORP, INC.


            2/11/98                  /s/ William E. Samuels, Jr.
     ----------------------          -------------------------------------------
              Date                   William E. Samuels, Jr.
                                     President


            2/11/98                  /s/ Timothy S. Maples
     ----------------------          -------------------------------------------
              Date                   Timothy S. Maples
                                     Controller/Principal Financial Officer