Form 10-Q
period 1998-03-31
FIRST SAVINGS BANCORP INC
filed 1998-05-13
CIK 912836

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC



                                     ------



                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1998                 Commission File Number 0-27098



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

                                Yes [X]  No [_]



As of April 30, 1998 there were 3,709,820 shares of the issuer's common stock issued and outstanding.

                          FIRST SAVINGS BANCORP, INC.


                               TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION                                  Page Number
          ---------------------


          Item 1.   Financial Statements


                    Consolidated Statements of Financial Condition     3

                    Consolidated Statements of Income                  4

                    Consolidated Statements of Cash Flow               5

                    Notes to Consolidated Financial Statements         6


          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations    7-9



PART II   OTHER INFORMATION
          -----------------


          Item 5.   Other Information                                  10



SIGNATURES                                                             11

FIRST SAVINGS BANCORP, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)




                                                March 31,  June 30,
                                                  1998       1997
                                              -----------------------

($ in thousands)

ASSETS

 Cash and due from banks                         $  3,547   $  2,801
 Interest bearing deposits with banks               8,115      6,301
 Securities at market value                        70,748     82,187
 Securities at amortized cost (market
  values - $10,299 at March 31, 1998;
  $6,672 at June 30, 1997)                         10,238      6,572
 Loans receivable (net of allowance for loan
  losses of $604 at March 31, 1998
  and June 30, 1997)                              203,369    192,238
 Premises and equipment                             1,954      1,968
 Accrued interest receivable                        1,591      1,836
 Prepaid expenses and other assets                    240        314
                                               ---------------------

  TOTAL                                          $299,802   $294,217
                                               =====================


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
 Deposits                                         213,172    204,317
 Borrowed funds                                    15,000     20,000
 Accrued expenses and other liabilities             2,585      2,705
                                               ---------------------

  Total liabilities                               230,757    227,022
                                               ---------------------


SHAREHOLDERS' EQUITY:
 Preferred stock, no par value, 5,000,000
  shares, authorized, none issued and
  outstanding
 Common stock, no par value, 20,000,000 shares
  authorized, 3,709,820 shares issued
  and outstanding at March 31, 1998;
  3,679,185 at June 30, 1997                       35,475     35,237
 Unearned compensation related to ESOP note
  payable                                            (194)      (293)
 Net unrealized gain on securities available
  for sale                                            403        281
 Retained earnings                                 33,361     31,970
                                               ---------------------
Total shareholders' equity                         69,045     67,195
                                               ---------------------

TOTAL                                            $299,802   $294,217
                                               =====================


See notes to consolidated financial statements

FIRST SAVINGS BANCORP, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                 Three Months Ended               Nine Months Ended
                                                      March 31,                        March 31,
                                                ------------------------------------------------------
($ in thousands except per share data)            1998         1997               1998           1997
                                                ------------------------------------------------------
INTEREST AND DIVIDEND INCOME:
 Interest on loans receivable                   $4,092        $3,750            $12,096        $11,092
 Interest on mortgage-backed
  securities                                       185           120                492            203
 Interest on investment securities               1,248           901              3,897          2,905
 Dividends on investment securities                 37            34                107            105
 Other                                              99           143                318            307
                                                ------------------------------------------------------

Total interest income                            5,661         4,948             16,910         14,612
                                                ------------------------------------------------------
INTEREST EXPENSE:
 Interest on deposits                            2,479         2,377              7,466          7,044
 Interest on borrowings                            273                              895             13
                                                ------------------------------------------------------

  Total interest expense                         2,752         2,377              8,361          7,057
                                                ------------------------------------------------------

 Net interest income                             2,909         2,571              8,549          7,555
                                                ------------------------------------------------------
 Provision for loan losses
 Net interest income after
  provision for loan losses                      2,909         2,571              8,549          7,555
                                                ------------------------------------------------------
NONINTEREST INCOME:
 Fees and service charges                          148            88                393            261
 Income from real estate operations                  2             2                  6              7
 Rent on safe deposit boxes                         10            10                 19             19
  Other, net                                        22             1                 44              3
                                                ------------------------------------------------------

  Total noninterest income, net                    182           101                462            290
                                                ------------------------------------------------------

GENERAL AND ADMINISTRATIVE
 EXPENSES:
 Compensation and fringe benefits                  531           481              1,565          1,542
 Occupancy and building                             53            47                159            154
 Federal insurance premiums                         33            31                 99          1,295
 Computer services                                  82            86                252            226
 Other                                             240           212                707            577
                                                ------------------------------------------------------
  Total general and administrative
   expenses                                        939           857              2,782          3,794
                                                ------------------------------------------------------

INCOME BEFORE INCOME TAXES                       2,152         1,815              6,229          4,051
INCOME TAX EXPENSE                                 798           656              2,301          1,415
                                                ------------------------------------------------------

NET INCOME                                      $1,354        $1,159             $3,928         $2,636
                                                ======================================================
NET INCOME PER COMMON SHARE:
 Basic:                                         $ 0.37        $ 0.31             $ 1.06         $ 0.71
                                                ======================================================

 Diluted:                                       $ 0.34        $ 0.29             $ 0.98         $ 0.66
                                                ======================================================
WEIGHTED AVERAGE SHARES OUTSTANDING:
 Basic:                                      3,704,823     3,692,481          3,694,114      3,713,490
                                           ===========================================================

 Diluted:                                    4,035,403     3,960,572          4,015,417      3,965,005
                                           ===========================================================

See notes to consolidated financial statements.

FIRST SAVINGS BANCORP, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                           Nine Months Ended
                                                               March 31,
                                                         ---------------------
($ in thousands)                                             1998     1997
                                                         ---------------------

OPERATING ACTIVITIES:
 Net income                                              $  3,928   $  2,636
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                                 75         71
  Issuance of ESOP shares                                     227        179
  Net amortization on investments                              73        395
 Loan origination fees and costs deferred,
  net of current amortization                                  (8)        28
 Changes in:
  Other assets                                                152        (65)
  Other liabilities                                          (354)       (57)
                                                         ---------------------

 Net cash provided by operating activities                  4,093      3,187
                                                         ---------------------

INVESTING ACTIVITIES:
 Net decrease in interest-bearing deposits with banks      (1,814)   (12,965)
 Purchase of certificates of deposits                                 (7,000)
 Proceeds from maturities of certificates of deposit                   7,000
 Proceeds from maturities of investments                   27,500      9,700
 Purchase of investment securities                        (20,950)    (5,373)
 Principal repayments on mortgage-backed
  securities                                                1,335      1,532
 Loan originations net of principal
  repayments                                               11,123     (9,794)
 Proceeds from sale of premises and equipment                   9
 Gain on sale of premises and equipment                        (7)
 Purchase of premises and equipment                           (63)       (39)
 Proceeds from sale of real estate                            188
 Gain on sale of real estate                                  (21)
                                                         ---------------------

  Net cash used in investing activities                    (4,946)   (16,939)
                                                         ---------------------

FINANCING ACTIVITIES:
 Net increase in deposits                                   8,855     14,911
 Net decrease in borrowed funds                            (5,000)      (422)
 Net proceeds from exercise of stock options                  110         35
 Cash dividends paid                                       (2,366)    (2,193)
 Repurchases of common stock                                            (976)
                                                         ---------------------

  Net cash provided by financing
  activities                                                1,599     11,355
                                                         ---------------------

INCREASE IN CASH AND CASH
EQUIVALENTS                                                   746     (2,397)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD               2,801      4,005
                                                         ---------------------

CASH AND CASH EQUIVALENTS END OF PERIOD                    $3,547     $1,608
                                                         =====================
SUPPLEMENTAL DISCLOSURES:
-------------------------

 Cash paid for:
  Interest on deposits                                     $7,417     $7,070
  Interest on borrowed funds                                  916         15
  Income taxes                                              2,495      1,546


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

2.  Accounting Policies:  The significant accounting policies followed by First
    --------------------
    Savings for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 or Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three month period ended March 31, 1998 is not necessarily indicative of the results of operations that may be expected for the year ending June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended June 30, 1997.


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


    Weighted average number of common
       shares used in basic EPS       3,704,823  3,692,481  3,694,114  3,713,490
    Effect of dilutive stock
       options                          330,580    268,091    321,303    251,515
                                      ---------  ---------  ---------  ---------
    Weighted average number of common
       shares and dilutive potential
       common shares used in diluted
       EPS                            4,035,403  3,960,572  4,015,417  3,965,005
                                      =========  =========  =========  =========

4.  Stock Repurchase Plan:  On September 12, 1996 First Savings' Board of
    ----------------------
    Directors adopted the First Savings Bancorp, Inc. Stock Repurchase Plan. Pursuant to the Plan, First Savings may repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions in accordance with regulatory requirements. On September 27, 1996 First Savings initiated a plan to repurchase 10% or its stock over the next twelve months. As of March 31, 1998, 76,500 shares have been repurchased.

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


Financial Condition

First Savings had total assets of $299.8 million at March 31, 1998 compared to $294.2 million at June 30, 1997. The increase was primarily related to a 5.6% increase in net loans. Net loans increased from $192.2 million at June 30, 1997 to $203.4 million at March 31, 1998. The favorable rate environment and strong marketing programs continue to fuel the loan growth. Increased deposits and maturing securities funded the loan growth.

Deposits increased by $8.9 million to $213.2 million at March 31, 1998 from $204.3 million at June 30, 1997 and shareholders' equity increased to $69.0 million at March 31, 1998 from $67.2 million at June 30, 1997.

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

As of March 31, 1998, liquid assets (cash and cash equivalents, and marketable investment securities, less pledged investments) were approximately $86.6 million, which represents 40.61 of deposits. As a North Carolina chartered savings bank, the Bank is required to maintain liquid assets equal to at least 10.0% of its total assets. At March 31, 1998, this liquidity ratio, based on North Carolina regulations, was 26.39%. Management considers current liquidity levels to be adequate to meet First Savings' foreseeable needs.

At March 31, 1998, outstanding mortgage loan commitments and available home equity line of credit balances were $17.0 million, available credit card line of credit balances were $3.7 million and the undisbursed portion of construction loans was $10.0 million. Funding for these commitments is expected to be provided from deposits, loan and mortgage-backed securities principal repayments, maturing investments and income generated from operations.

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


        Actual capital amounts and ratios for First Savings and the Bank are presented in the table below:


                                                                                     For Capital
                                                        Actual                    Adequacy Purposes
                                                   Amount     Ratio     Amount                           Ratio
                                                ---------------------------------------------------------------
As of March 31, 1998

 Total Capital (to Risk Weighted Assets:
  Consolidated                                     $69,246    49.68%    $11,151  greater than or equal to 8.0%
  First Savings Bank of Moore Co., Inc., SSB       $50,952    36.36%    $11,211  greater than or equal to 8.0%

 Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                                     $68,642    49.24%    $ 5,576  greater than or equal to 4.0%
  First Savings Bank of Moore Co., Inc., SSB       $50,349    35.93%    $ 5,606  greater than or equal to 4.0%

 Tier 1 Capital (to Average Assets):
  Consolidated                                     $68,642    22.90%    $11,989  greater than or equal to 4.0%
  First Savings Bank of Moore Co., Inc., SSB       $50,349    17.77%    $11,334  greater than or equal to 4.0%


                                                                   To Be Well
                                                                Capitalized Under
                                                                Prompt Corrective
                                                                Action Provisions
                                                    Amount                             Ratio
                                                   -----------------------------------------
As of March 31, 1998

 Total Capital (to Risk Weighted Assets:
  Consolidated                                      n/a        n/a
  First Savings Bank of Moore Co., Inc., SSB        $14,014   greater than or equal to 10.0%

 Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                                       n/a      n/a
  First Savings Bank of Moore Co., Inc., SSB        $ 8,409   greater than or equal to 6.0%

 Tier 1 Capital (to Average Assets):
  Consolidated                                      n/a       n/a
  First Savings Bank of Moore Co., Inc., SS         $14,168   greater than or equal to 5.0%


In addition to federal regulatory requirements, the Bank is subject to a North Carolina savings bank capital requirement of at least 5% of total assets. At March 31, 1998, the Bank's capital ratio under the North Carolina requirements was 17.92%.

At March 31, 1998, First Savings and the Bank exceeded all capital requirements.

FIRST SAVINGS BANCORP, INC.
--------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS


Comparison of Operating Results for the Three Months Ended March 31, 1998 and
1997

Net income for the three months ended March 31, 1998 was $1,354,000 compared with $1,159,000 for the same period in 1997. Basic and diluted earnings per share for the three months ended March 31, 1998 was $0.37 and $0.34, respectively, compared with $0.31 and $0.29, respectively, for the same period of the prior year. Increases in the net interest margin and noninterest income were the primary factors for the increase in earnings.

Net interest income for the quarter ended March 31, 1998 increased $338,000 representing an increase of 13.15% from the corresponding period of the prior year.

Noninterest income increased $81,000 or 80% from $101,000 for the three months ended March 31, 1997 to $182,000 for the corresponding period of the current year. An increase in fees and service charges of $60,000 supported the growth.

General and administrative expenses increased from $857,000 for the quarter ended March 31, 1997 to $939,000 for the quarter ended March 31, 1998 due primarily to increases in compensation and fringe benefits, advertising and credit card related expenses.



Comparison of Operating Results for the Nine Months Ended March 31, 1998 and
1997

Net income for the nine months ended March 31, 1998 was $3,928,000, compared to $2,636,000 for the same period in 1997. Basic and diluted earnings per share for the nine months ended March 31, 1998 was $1.06 and $0.98, respectively, compared to $0.71 and $0.66, respectively, for the same period of the prior year. The increase in earnings was primarily due to an increase in the net interest margin, a reduction in federal insurance premiums and an increase in noninterest income.

Net interest income increased $994,000 from $7,555,000 for the nine months ended March 31, 1997 to $8,549,000 for the same period of the current year. The increase was primarily due to higher levels of interest earning assets.

Led by fees and service charges, noninterest income increased $172,000 or 59.30% from $290,000 for the nine month period ended March 31, 1997 to $462,000 for the same period of the current year.

General and administrative expenses for the nine month period ended March 31, 1998 was $2,782,000 compared to $3,794,000 for the same period of the prior year. The decrease was primarily due to a nonrecurring SAIF Assessment of $1,159,000 in the prior year.

FIRST SAVINGS BANCORP, INC.
--------------------------------------------------------------------------------

OTHER INFORMATION


SAIF Assessment

As of September 30, 1996, legislation was passed requiring financial institutions insured by the Savings Association Insurance Fund ("SAIF") to pay a one time special assessment of 0.657% based on the March 31, 1995 deposit base. For the nine month period ended March 31, 1997, First Savings recorded a charge to earnings of approximately $1,159,000 relating to the special SAIF assessment.



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




                                     FIRST SAVINGS BANCORP, INC.


        May 11, 1998                 /s/ William E. Samuels, Jr.
    ---------------------            ----------------------------------------
            Date                     William E. Samuels, Jr.
                                     President



        May 11, 1998                 /s/ Timothy S. Maples
    ---------------------            ----------------------------------------
           Date                      Timothy S. Maples
                                     Controller/ Principal Financial Officer