Form 10-K/A
period 1997-06-30
FIRST SAVINGS BANCORP INC
filed 1998-09-23
CIK 912836

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K/A
                                 AMENDMENT No. 1

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

ITEM 11.  EXECUTIVE COMPENSATION AND TRANSACTIONS

DIRECTORS' COMPENSATION

     DIRECTORS' FEES. Members of the Board of Directors receive no fees or compensation for their service. However, all members of the Board of Directors are also directors of the Bank. During the fiscal year ended June 30, 1997, each member of the Bank's board of directors received fees of $12,000 except for (i)
J. E. Causey, Chairman of the board of directors and member of the Executive Committee, who received fees of $35,000 and (ii) the other members of the Executive Committee (except Mr. Samuels) who received fees of $26,000. Mr. Samuels and Mr. Burns received annual board fees of $12,000 per year. Mr. Samuels does not receive additional compensation for serving on the Executive Committee.

     Prior to October 1, 1996, when the Bank's Bonus Compensation Plan was terminated, but during the fiscal year ended June 30, 1997, all of the Bank's directors except Mr. Samuels and Mr. Burns received a cash bonus of $14,400, pursuant to the Bank's Bonus Compensation Plan. Mr. Samuels and Mr. Burns received a $23,040 and a $11,520 bonus, respectively, under the Bonus Compensation Plan during the fiscal year ended June 30, 1997. The Bonus Compensation Plan provided that additional incentive compensation will be payable quarterly to those directors and officers who hold unexercised stock options issued pursuant to the First Savings Bank of Moore County, Inc., SSB Non-qualified Stock Option Plan for Directors and the First Savings Bank of Moore County, Inc., SSB Employee Stock Option Plan. See "-- Directors Compensation --Directors Stock Option Plan" and "-- Employees Stock Option Plan." Under the Bonus Compensation Plan, incentive compensation was paid soon after the close of each of the Company's fiscal quarters. The amount of incentive compensation awarded quarterly to directors and officers under the Bonus Compensation Plan was equal to the number of shares subject to unexercised options granted under such plans times the amount of dividends awarded per share of the Common Stock outstanding during such immediately preceding fiscal quarter.

     DIRECTORS STOCK OPTION PLAN. Members of the Board of Directors are eligible recipients under the First Savings Bank of Moore County, Inc., SSB Non-qualified Stock Option Plan for Directors (the "Directors Plan"). Pursuant to the Directors Plan, 360,000 shares of the Common Stock have been reserved for issuance upon the exercise of stock options which were granted to non-employee directors under the Directors Plan. Of this amount, options to purchase 45,000 shares of the Common Stock have been granted to each member of the Board of Directors, other than Mr. Samuels and Mr. Burns, who received no options under the Directors Plan. The options were granted to directors in recognition of their past service to the Bank and as an incentive for their continued performance. No cash consideration was paid for the options.

     Options granted under the Directors Plan have an exercise price of $10.00 per share, the fair market value of the underlying securities on the date the options were granted. Options granted under the Directors Plan have a term of ten years and are not transferable except upon death. However, if an optionee ceases to be a director of the Bank for any reason other than death or disability and prior to attaining age 70, he must exercise his options, if at all, within three months thereafter. The options granted under the Directors Plan became vested in the recipients and nonforfeitable when they were granted. The Bank's board of directors can amend the Directors Plan at any time; however, the Bank's board of directors cannot make any change which would deprive an existing option holder of any of his rights without his consent. There are limitations on the number of amendments which may occur with respect to certain provisions of the Directors Plan. In addition, if the Bank desires for the Plan to continue to satisfy the requirements of Rule 16b-3 under the Exchange Act, shareholder approval is required for certain amendments to the Directors Plan.

     Options granted pursuant to the Directors Plan do not qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and are therefore non-qualified stock options. In general, the holder of a non-qualified stock option will recognize compensation income equal to the amount by which the fair market value of the Common Stock received on the date of exercise exceeds the sum of the exercise price and any amount paid for the non-qualified stock option. If the optionee elects to pay the exercise price in whole or in part with the Common Stock, the optionee generally will not recognize any gain or loss on the Common Stock surrendered in payment of the exercise price. The Bank generally will not recognize any income or be entitled to claim any deduction upon the grant of a non-qualified stock option. At the time the optionee is required to recognize compensation income upon the exercise of the non-qualified stock option, the Bank generally will be entitled to claim a deduction in the amount equal to such compensation income.

     Prior to October 1, 1996, when the Bank's Bonus Compensation Plan was terminated, holders of unexercised options under the Directors Plan were also entitled to receive bonus compensation paid pursuant to that Bonus Compensation Plan.

MANAGEMENT COMPENSATION

      SUMMARY COMPENSATION TABLE. Employees of the Company receive no compensation for their service. However, the following table shows, for the three fiscal years ending June 30, 1997, 1996, and 1995, the cash compensation paid by the Bank, as well as certain other compensation paid or accrued for those years, to William E. Samuels, Jr. and John F. Burns.

                                                                                                                        ALL OTHER
                                               ANNUAL COMPENSATION               LONG TERM COMPENSATION AWARDS         COMPENSATION
                                   --------------------------------------    -------------------------------------   ---------------

                                                                                               SECURITIES UNDERLYING
                                                                                   RESTRICTED     OPTIONS/STOCK
     NAME AND                                                        OTHER ANNUAL    STOCK     APPRECIATION RIGHTS
PRINCIPAL POSITION            YEAR        SALARY          BONUS      COMPENSATION    AWARDS    ("SARS") (IN SHARES)
---------------------------   ----   --------------   -------------  ------------  ----------  --------------------
William E. Samuels, Jr.,      1997   $ 160,257/(1)/   $ 43,091/(2)/  $             $                                  $ 18,000/(3)/
President, Chief Executive    1996     150,000/(1) /    55,738/(2)/           --         --                    --       18,000/(3)/
Officer and Director of       1995     145,560/(1) /    52,858/(2)/           --         --                    --       18,000/(3)/
 the Company and Bank

John F. Burns,                1997   $ 102,473/(1)/   $ 24,768/(4)/  $             $                                  $ 14,909/(5)/
Executive Vice President,     1996      93,000          30,852/(4)/           --         --                    --       14,921/(5)/
 Secretary, Treasurer and     1995      89,625          29,412/(4)/           --         --                    --       13,689/(5)/
 Chief Financial Officer
 of the Company and Bank

---------------------------

/(1)/ Includes directors' fees from the Bank in the amount of $12,000 for Mr. Samuels for the years ended June 30, 1997, 1996 and 1995 and $3,000 for Mr. Burns for the year ended June 30, 1997.

/(2)/ Includes annual bonus of $23,040, $36,000 and $33,120 under Bonus Compensation Plan in fiscal 1997, 1996 and 1995, respectively, and other discretionary bonuses.

/(3)/ Includes $10,356, $10,164 and $9,527 contributed or allocated by the Bank pursuant to the Bank's defined contribution profit sharing plan and $7,644, $7,836 and $8,473 contributed by the Bank pursuant to the Bank's Employee Stock Ownership Plan during fiscal 1997, 1996 and 1995, respectively. A total of 1,399 shares of Common Stock with a market value of $31,128 or $22.25 per share as of June 30, 1997, were allocated to Mr. Samuels under the Employee Stock Ownership Plan during the year ended June 30, 1997.

/(4)/ Includes annual bonus of $11,520, $18,000 and $16,560 under Bonus Compensation Plan in fiscal 1997, 1996 and 1995, respectively, and other discretionary bonuses.

/(5)/ Includes $8,578, $8,425 and $7,245 contributed or allocated by the Bank pursuant to the Bank's defined contribution profit sharing plan and $6,331, $6,496 and $6,444 contributed by the Bank pursuant to the Bank's Employee Stock Ownership Plan during fiscal 1997, 1996 and 1995, respectively. A total of 1,135 shares of Common Stock with a market value of $25,254 or $22.25 per share as of June 30, 1997, were allocated to Mr. Burns under the Employee Stock Ownership Plan during the year ended June 30, 1997.

     EMPLOYEES STOCK OPTION PLAN. Pursuant to the First Savings Bank of Moore County, Inc., SSB Employee Stock Option Plan (the "Employees Plan"), 360,000 shares of the Common Stock have been reserved for issuance upon the exercise of options which could be granted under the Employees Plan. Eleven officers of the Bank have been granted options to purchase 270,000 shares of the Common Stock.

     Options granted under the Employees Plan have a vesting schedule which provides that 20% of the options granted vested automatically on January 6, 1994, and 10% vested or will vest on each subsequent anniversary date, so that the options would be completely vested in eight years. Options become 100% vested at retirement, death or disability, if earlier. In addition, options granted under the Employees Plan immediately vest and may be exchanged for cash payments upon a "change in control" of the Bank. The definition of "change in control" in the Employees Plan is similar to that described below under the heading "-- Employment Agreements." The Board of Directors amended the vesting schedule for all of Mr. Samuels' and Mr. Burns' remaining unvested stock options on December 12, 1996. Mr. Samuels' remaining 43,200 unvested options will vest in increments of 10,000 options on January 6, 1997, 1998, 1999 and 2000, and the remaining 3,200 options will vest on January 6, 2001. Mr. Burns' remaining 21,600 unvested options will vest in increments of 10,000 options on January 6, 1997 and 1998, and the remaining 1,600 options will vest on January 6, 1999.

     The following table provides certain information with respect to the number of shares of the Common Stock represented by outstanding stock options held by Messrs. Samuels and Burns as of June 30, 1997. Also reported are the value for "in-the-money" options which represents the positive spread between the exercise price of existing stock options and the last sales price of the Common Stock as of June 30, 1997 as reported on the Nasdaq National Market. No options were exercised by either Mr. Samuels or Mr. Burns during the fiscal year ended June 30, 1997.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                                                         VALUE OF
                                                               NUMBER OF SECURITIES                     UNEXERCISED
                                SHARES                        UNDERLYING UNEXERCISED                    IN-THE-MONEY
                               ACQUIRED        VALUE              OPTIONS/SARS AT                     OPTIONS/SARS AT
     NAME                    ON EXERCISE      REALIZED            FISCAL YEAR END                   FISCAL YEAR END/(1)/
-------------               --------------  -----------  --------------------------------   -----------------------------------
                                                         EXERCISABLE       UNEXERCISABLE     EXERCISABLE        UNEXERCISABLE
                                                         -----------       --------------   --------------    ------------------
William E. Samuels, Jr.           0             0         38,800/0           33,200/0        $863,300/$0          $738,700/$0
John F. Burns                     0             0         24,400/0           11,600/0        $542,900/$0          $258,100/$0

________________

/(1)/ The exercise price of the stock options is $10.00. On June 30, 1997, the last sale price for the Common Stock as reported on the Nasdaq National Market was $22.25.


     EMPLOYMENT AGREEMENTS. The Bank has entered into employment agreements with William E. Samuels, Jr., President and Chief Executive Officer, and John F. Burns, Executive Vice President and Chief Financial Officer, in order to establish their duties and compensation and to provide for their continued employment with the Bank. Each of the agreements provides for an initial term of employment of three years. Commencing on the first anniversary date and continuing on each anniversary date thereafter, the agreements will be extended for an additional year so that the remaining term will be three years unless written notice of non-renewal is given by the Bank's board of directors after conducting a performance evaluation of the employee. Mr. Samuels' agreement now provides for an annual base salary of $150,000 and Mr. Burns' agreement now provides for an annual base salary of $105,000. The agreements also provide that the base salary shall be reviewed by the Board of Directors not less often than annually. In the event of a change in control (as defined below), the employees' base salaries must be increased by at least 5% annually. In addition, the employment agreements provide for profitability and discretionary bonuses and participation in other pension, profit-sharing or retirement plans maintained by the Bank, as well as fringe benefits normally associated with such employees' offices. The employment agreements provide that they may be terminated by the Bank for cause, as defined in the agreements, and that they may otherwise be terminated by the Bank (subject to vested rights) or by the employees.

     The employment agreements provide that if employment is terminated in connection with, or within 24 months after, a change in control or if the nature of the employees' compensation, duties or benefits are diminished following a change in control, and the employees terminate their employment, the employees will be entitled to receive compensation equal to 2.99 times their average annual compensation for income tax purposes for the most recent five tax years prior to the change in control, payable in lump sum or in equal monthly payments. For purposes of the employment agreement, a change in control generally will occur if (i) after the effective date of the employment agreement, any "person" (as such term is defined in Sections 3(a)(9) and 13(d)(3) of the Exchange Act) directly or indirectly, acquires beneficial ownership of voting stock, or acquires irrevocable proxies or any combination of voting stock and irrevocable proxies, representing 25% or more of any class of voting securities of the Company, or acquires in any manner control of the election of a majority of the directors of the Company, (ii) the Company consolidates or merges with or into another corporation, association or entity, or is otherwise reorganized, where the Company is not the surviving corporation in such transaction, or (iii) all or substantially all of the assets of the Company are sold or otherwise transferred to or are acquired by any other entity or group.

     Payments under the employment agreements in the event of a change in control may constitute excess parachute payments under Section 280G of the Code resulting in the imposition of excise taxes on the recipients and denial of a deduction to the Bank for all amounts in excess of the executives' average annual compensation for the five tax years preceding the change in control. Each agreement provides that benefits payable to the employee as a result of a change in control will be modified or reduced to the extent deemed to be necessary by the Bank's board of directors to avoid the imposition of excise taxes on the employee or the disallowance of a deduction to the Bank.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. The Executive Committee of the Bank's board of directors serves the role of the compensation committee. The executive committee determines the compensation of the executive officers and the Bank's other employees. During the fiscal year ended June 30, 1997, the executive committee consisted of W. Harry Fullenwider, H. David Bruton, J. E. Causey, Joe Montesanti and William E. Samuels, Jr. Mr. Samuels is also President and Chief Executive Officer of the Company and the Bank. Mr. Fullenwider died on January 16, 1997. Mr. Samuels participates in decisions of the Bank's executive committee and board of directors regarding compensation of all executive officers of the Bank other than himself. Mr. Fullenwider's law firm, Pollock, Fullenwider, Patterson & Thompson, P.A., from time to time has provided legal services to the Bank during the last fiscal year.

     REPORT OF COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION. It is the responsibility of the Bank's executive committee to review and evaluate performance of the Bank's executive officers. The salary of each executive officer, including Mr. Samuels, the Chief Executive Officer, is determined based upon the executive officer's contributions to the Bank's overall profitability, maintenance of regulatory compliance standards, professional leadership, and management effectiveness in meeting the needs of day to day operations. In addition, the executive officers of the Bank are eligible to receive (i) discretionary bonuses based on profit--as are all other employees --declared by the Bank's board of directors based upon after-tax net income of the Bank and
(ii) bonuses under the Bonus Compensation Plan.

                                         H. David Bruton
                                         J. E. Causey
                                         Joe Montesanti
                                         William E. Samuels, Jr.

PERFORMANCE GRAPH

     The following graph compares the Company's cumulative shareholder return on the Common Stock with a Nasdaq (U.S. companies) index and with a savings institution peer group whose stock is quoted on Nasdaq. The graph was prepared using data through June 30, 1997.

               COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS
                            Performance Report for
                          First Savings Bancorp, Inc.


Prepared by the Center for Research in Security Prices
Produced on August 7, 1997 including data to June 30, 1997

  Date               Company Index            Market Index        Peer Index
  ----               -------------            ------------        ----------
06/30/92                                          71.600             57.916
07/31/92                                          74.136             61.851
08/31/92                                          71.870             60.298
09/30/92                                          74.541             61.417
10/30/92                                          77.477             63.377
11/30/92                                          83.643             67.364
12/31/92                                          86.722             71.647
01/29/93                                          89.191             76.753
02/26/93                                          85.863             79.764
03/31/93                                          88.348             84.220
04/30/93                                          84.578             83.506
05/28/93                                          89.630             81.071
06/30/93                                          90.045             84.979
07/30/93                                          90.151             90.988
08/31/93                                          94.811             95.828
09/30/93                                          97.635            100.135
10/29/93                                          99.829            100.745
11/30/93                                          96.852             97.718
12/31/93                                          99.552            100.547
01/06/94                100.000                  100.000            100.000
01/31/94                100.893                  102.573            103.044
02/28/94                102.679                  101.616            101.904
03/31/94                101.786                   95.367             98.362
04/29/94                107.143                   94.130            101.712
05/31/94                108.929                   94.360            109.043
06/30/94                126.087                   90.909            112.167
07/29/94                131.491                   92.774            114.744
08/31/94                135.093                   98.688            117.490
09/30/94                140.756                   98.436            115.155
10/31/94                129.441                  100.370            108.527
11/30/94                122.199                   97.041            101.481
12/30/94                116.565                   97.313            102.558
01/31/95                114.744                   97.859            107.954
02/28/95                118.387                  103.034            114.853
03/31/95                122.837                  106.088            115.549
04/28/95                120.087                  109.427            119.822
05/31/95                122.837                  112.250            121.984
07/31/95                134.160                  130.265            131.263
08/31/95                141.614                  132.905            144.466
09/29/95                144.371                  135.961            147.334
10/31/95                149.996                  135.183            145.306
11/30/95                146.246                  138.356            150.313
12/29/95                134.494                  137.620            153.722
01/31/96                145.347                  138.299            152.082
02/29/96                138.741                  143.564            155.159
03/29/96                138.953                  144.039            157.922
04/30/96                145.615                  155.989            160.474
05/31/96                146.567                  163.152            161.486
06/28/96                143.751                  155.797            163.520
07/31/96                129.280                  141.921            160.665
08/30/96                131.209                  149.872            168.926
09/30/96                140.258                  161.336            173.475
10/31/96                141.232                  159.553            180.815
11/29/96                148.050                  169.418            192.477
12/31/96                147.463                  169.264            197.150
01/31/97                147.463                  181.292            207.304
02/28/97                153.361                  171.283            221.949
03/31/97                155.917                  160.105            216.066
04/30/97                156.910                  165.115            217.642
05/30/97                158.897                  183.833            230.815
06/30/97                178.285                  189.465            250.410

                                    LEGEND

Symbol         CRSP Total Returns Index for:               06/30/92  06/30/93  06/30/94  06/30/95  06/28/96  06/30/97
------         ----------------------------                --------  --------  --------  --------  --------  --------
______   +     First Savings Bancorp, Inc.                                      126.1     134.2     143.8     178.3
 ...___ . *     Nasdaq Stock Market (US Companies)            71.6      90.0      90.9     121.3     155.8     189.5
-------- ++    NASDAQ Stocks (SIC 6030-6039 US Companies)    57.9      85.0     112.2     126.1     163.5     250.4
               Savings Institutions

NOTES:
     A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
     B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
     C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
     D.   The index level for all series was set to $100.0 on 01/06/94.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       There have been no reportable transactions during the two most recent fiscal years nor are any reportable transactions proposed as of the date of this Form 10-K.

     The Bank makes loans to its executive officers and directors in the ordinary course of its business. These loans are currently made on substantially the same terms, including interest rates, collateral and repayment terms, as those then prevailing for comparable transactions with nonaffiliated persons, and do not involve more than the normal risk of collectibility or present any other unfavorable features. Applicable regulations prohibit the Bank from making loans to its executive officers and directors at terms more favorable than could be obtained by persons not affiliated with the Bank. The Bank's policy concerning loans to executive officers and directors currently complies with such regulations.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FIRST SAVINGS BANCORP, INC.


Date:  September 23, 1998          By: /s/ William E. Samuels, Jr.
                                      -------------------------------------
                                      William E. Samuels, Jr.
                                      President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                                      Title                                  Date
---------                                      -----                                  ----
/s/ William E. Samuels, Jr.            President, Chief Executive               September 23, 1998
--------------------------------       Officer and Director
William E. Samuels, Jr.

/s/ John F. Burns                      Executive Vice President,                September 23, 1998
--------------------------------       Principal Financial Officer
John F. Burns                          and Director

/s/ Timothy S. Maples                  Vice President, Controller and           September 23, 1998
--------------------------------       Principal Accounting Officer
Timothy S. Maples

/s/ H. David Bruton                    Director                                 September 23, 1998
--------------------------------
H. David Bruton

/s/ J. E. Causey                       Director                                 September 23, 1998
--------------------------------
J. E. Causey

/s/ Henry A. Clayton                   Director                                 September 23, 1998
--------------------------------
Henry A. Clayton

/s/ Frank G. Hardister                 Director                                 September 23, 1998
--------------------------------
Frank G. Hardister

/s/ W. Harrell Johnson                 Director                                 September 23, 1998
--------------------------------
W. Harrell Johnson

/s/ Joe Montesanti, Jr.                Director                                 September 23, 1998
--------------------------------
Joe Montesanti, Jr.

/s/ Thomas F. Phillips                 Director                                 September 23, 1998
--------------------------------
Thomas F. Phillips