Form 10-K405
period 1998-06-30
FIRST SAVINGS BANCORP INC
filed 1998-09-25
CIK 912836

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________

                                   FORM 10-K


           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED JUNE 30, 1998  OR

        [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM _______ TO ______



                     Commission file number       0-27098
                                            ------------------


                          FIRST SAVINGS BANCORP, INC.
        --------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             NORTH CAROLINA                              56-1842701
         ---------------------                           ----------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

     205 S.E. BROAD STREET, P.O. BOX 1657
        SOUTHERN PINES, NORTH CAROLINA                       28388
    --------------------------------------                ----------
   (Address of principal executive office)                (Zip Code)

Registrant's telephone number, including area code    (910) 692-6222
                                                      --------------

     Securities Registered Pursuant to Section 12(b) of the Act:     NONE
                                                                 -----------

          Securities Registered Pursuant to Section 12(g) of the Act:

                          COMMON STOCK, NO PAR VALUE
                       --------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes    X            No  _____
                                              -----

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date
within 60 days prior to the date of filing.    $78,216,180 COMMON STOCK, NO PAR
                                             ----------------------------------
VALUE, BASED ON THE CLOSING PRICE OF SUCH COMMON STOCK ON AUGUST 31, 1998.
--------------------------------------------------------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
3,724,580 SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING AT AUGUST 31, 1998.
--------------------------------------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE. Portions of the Annual Report of First Savings Bancorp, Inc. for the year ended June 30, 1998, are incorporated by reference into Part I, Part II and Part IV.

Portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders of First Savings Bancorp, Inc. to be held on October 29, 1998, are incorporated by reference into Part III.

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.         [X]

                                     PART I


ITEM 1.  BUSINESS

GENERAL

          First Savings Bancorp, Inc. (the "Holding Company" or the "Company") is a savings bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the savings bank holding company laws of North Carolina. The Holding Company's office is located at 205 S.E. Broad Street, Southern Pines, North Carolina. The Holding Company's activities primarily consist of the ownership of First Savings Bank of Moore County, Inc., SSB (the "Bank"). The Holding Company's principal sources of income are earnings on its investments. In addition, the Holding Company receives any dividends which are declared and paid by the Bank on its capital stock.

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

MARKET AREA

          First Savings' primary market area consists of Moore County, North Carolina. Moore County is home to many retirement communities and, with its many renowned golf courses in Pinehurst and Southern Pines, has an active tourist and convention business. As a result, the economy of Moore County is primarily service oriented. However, there is also employment in manufacturing, agricultural and governmental activities. Major employers in First Savings' market area include Resorts of Pinehurst, Firsthealth Moore Regional Hospital, Gulstan Carpets, Perdue, Inc. and Stanly Furniture Company.

LENDING ACTIVITIES

          First Savings' primary source of revenue is interest and fee income from its real estate lending activities, consisting primarily of mortgage loans for the purchase, refinancing or construction of one-to-four family residential real property located in its primary market area. First Savings also makes loans secured by multi-family residential and non-residential real estate, home equity and home improvement loans, savings account loans, installment loans and credit card loans. As a result, over 98% of First Savings' loan portfolio is secured by real estate. As of June 30, 1998, over 99% of the net amount of First Savings' real estate loan portfolio was secured by properties in North Carolina. On June 30, 1998, the largest amount First Savings had outstanding to any one borrower and its affiliates was approximately $2,324,000. This loan was performing in accordance with its original terms as of that date. In addition to interest earned on loans, First Savings receives fees in connection with loan originations, loan modifications, late payments, loan assumptions and other miscellaneous services.

          The Bank's general policy is to place a loan on nonaccrual status when the loan becomes 90 days delinquent. Interest on loans that are contractually 90 days or more past due is reserved through an allowance account. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent cash payments are received, and in management's judgement, the borrower's ability to make periodic interest and principal payments is back to normal, in which case the loan is returned to accrual status. As of June 30 1998, 1997 and 1996, the reserve for uncollected interest was $7,945, $6,419 and $2,308, respectively.

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

          First Savings purchased loan participations totaling $95,000, $145,000 and $1,570,000 during the years ended June 30, 1998, 1997 and 1996, respectively. All such loan participations are secured by real property located in North Carolina.

          First Savings' ratio of loan loss allowances to nonperforming assets at June 30, 1998, 1997 and 1996, was 109.36%, 241.60%, and 454.48%,
respectively.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

          Interest income from mortgage-backed securities and investment securities generally provides the second largest source of income to First Savings after interest on loans. In addition, First Savings receives interest income from interest-bearing deposits in other financial institutions. On June 30, 1998, First Savings' investment securities portfolio consisted of U.S. government and U.S. agency obligations, North Carolina and municipal obligations and FHLB of Atlanta stock.

          As of June 30, 1998, $6.0 million of investment securities were pledged as collateral for individual and public deposits.

          As a member of the FHLB of Atlanta, First Savings is required to maintain an investment in stock of the FHLB of Atlanta equal to the greater of 1% of First Savings' outstanding home loans or 5% of its outstanding advances from the FHLB of Atlanta. No ready market exists for such stock, which is carried at cost. As of June 30, 1998, First Savings' investment in stock of the FHLB of Atlanta was approximately $1.9 million.

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

                                                                  AT JUNE 30,
                                       ---------------------------------------------------------------
                                                1998                 1997                 1996
                                         -------------------  -------------------  -------------------
                                         AMORTIZED   MARKET   AMORTIZED   MARKET   AMORTIZED   MARKET
                                           COST      VALUE      COST      VALUE      COST      VALUE
                                         ---------  --------  ---------  --------  ---------  --------
                                                                (IN THOUSANDS)
  Interest-bearing deposits in other
    financial institutions.............    $ 3,991   $ 3,991    $ 6,301   $ 6,301    $   713   $   713
                                           =======   =======    =======   =======    =======   =======
Securities available-for-sale/1/:
  U.S. government and agency
     securities........................    $71,164   $71,695    $78,881   $79,282    $63,919   $63,889
  Obligations of states and political
     subdivisions......................        950       987        950       975      2,150     2,180
  Federal Home Loan Bank stock.........      1,930     1,930      1,930     1,930      1,930     1,930
  Other................................         50        50
                                           -------   -------    -------   -------    -------   -------
Total securities available-for-sale....    $74,094   $74,662    $81,760   $82,187    $67,999   $67,999
                                           =======   =======    =======   =======    =======   =======
Securities held-to-maturity/1/:
  U.S. government and agency
     securities........................    $         $          $         $          $         $
  Obligations of states and political
     subdivisions......................
  Federal Home Loan Bank stock.........
  Mortgage-backed securities...........      9,737     9,821      6,572     6,672      2,965     3,016
                                           -------   -------    -------   -------    -------   -------
Total securities held-to-maturity......    $ 9,737   $ 9,821    $ 6,572   $ 6,672    $ 2,965   $ 3,016
                                           =======   =======    =======   =======    =======   =======

________________________________
/1/ The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities" which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are to be classified in three categories and accounted for as follows: (i) debt securities that the entity has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; (ii) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with net unrealized gains and losses included in earnings; and (iii) debt and equity securities not classified as either held-to-maturity or trading securities are classified as securities available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of equity. First Savings has no trading securities. First Savings adopted SFAS 115 on July 1, 1994.

     The following table sets forth certain information regarding First Savings' cash investments and the carrying value, weighted average yields and contractual maturities of First Savings' mortgage-backed and investment securities as of June 30, 1998.

                                                    AFTER ONE THROUGH     AFTER FIVE THROUGH
                               ONE YEAR OR LESS         FIVE YEARS            TEN YEARS          AFTER TEN YEARS
                             --------------------  --------------------  --------------------  --------------------
                                        WEIGHTED              WEIGHTED              WEIGHTED              WEIGHTED
                             CARRYING    AVERAGE   CARRYING    AVERAGE   CARRYING    AVERAGE   CARRYING    AVERAGE
                               VALUE      YIELD      VALUE      YIELD      VALUE      YIELD      VALUE      YIELD
                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                           (IN THOUSANDS)
Interest-bearing deposits
 in other financial
 institutions..............    $ 3,991      6.10%    $                %    $                %                     %
                               -------    -------    -------    -------    -------     ------    -------    -------

Securities
 available-for-sale:
  U.S. government and
   agency
      securities...........    $26,198      6.77%    $20,468      6.54%    $14,014      6.85%    $11,015      7.24%
  N.C. State and municipal
      obligations(1).......                                                    987      5.35
  Federal Home Loan Bank
   stock...................      1,930      7.50
  Other....................    $    50      4.19
                               -------    -------    -------    -------    -------     ------    -------    -------

Total securities
 available-for-sale.           $28,178      6.82%    $20,468      6.54%    $15,001      6,74%    $11,015      7.24%
                               -------    -------    -------    -------    -------     ------    -------    -------
Securities
 held-to-maturity:
  Mortgage-backed
   securities..............    $                     $   340      9.31%    $   148      9.81%    $ 9,249      7.52%
                               -------    -------    -------    -------    -------     ------    -------    -------

Total investments, at
 carrying
   value...................    $28,178               $20,808               $15,149               $20,264
                               -------               -------               -------               -------

Total interest-bearing
 deposits and
   investments.............    $32,169               $20,808               $15,149               $20,264
                               =======               =======               =======               =======

                                             TOTAL
                                       -------------------
                                                 WEIGHTED
                                       ARRYING    AVERAGE
                                        VALUE      YIELD
                                       --------  ---------
Interest-bearing deposits
 in other financial
 institutions..............             $ 3,991      6.10%
                                        -------    -------

Securities
 available-for-sale:
  U.S. government and
   agency
      securities...........             $71,695      6.78%
  N.C. State and municipal
      obligations(1).......                 987      5.35
  Federal Home Loan Bank
   stock...................               1,930      7.50
  Other....................                  50      4.19
                                        -------    ------

Total securities
 available-for-sale.                    $74,662      6.93%
                                        -------    -------

Securities
 held-to-maturity:
  Mortgage-backed
   securities..............             $ 9,737     7.617%
                                        -------    -------

Total investments, at
 carrying
   value...................             $84,399
                                        -------
Total interest-bearing
 deposits and
   investments.............             $88,390
                                        =======

(1) Yields on obligations of states and political subdivisions are not calculated on a tax-equivalent basis.

DEPOSITS AND BORROWINGS

     DEPOSITS. Deposits are the primary source of First Savings' funds for lending and other investment purposes. On June 30, 1998, 1997 and 1996, First Savings' deposits totalled $211.9 million, $204.3 million and $187.4 million, respectively. In addition to deposits, First Savings derives funds from loan principal repayments, interest payments, interest income from mortgage-backed securities, investment income, interest from its own interest-bearing deposits, and otherwise from its operations. Loan repayments are a relatively stable source of funds while deposit inflows and outflows may be significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

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

     As of June 30, 1998, the aggregate amount outstanding of certificates of deposit in amounts of $100,000 or more was approximately $28.9 million. Some of these deposits were deposits of state and local governments which are subject to rebidding from time to time and to securitization requirements. The following table presents the maturity of these time certificates of deposit at the dates indicated.

                                                                     JUNE 30,
                                                                       1998
                                                                  --------------
                                                                  (IN THOUSANDS)
3 months or less..................................................... $ 5,399
Over 3 months through 6 months.......................................   7,300
Over 6 months through 12 months......................................   6,940
Over 12 months.......................................................   9.276
                                                                      -------
     Total........................................................... $28,915
                                                                      =======

     BORROWINGS.   First Savings is a member of the FHLB of Atlanta.  The FHLB system functions in a reserve credit capacity for savings institutions. As a member, First Savings is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta on the security of that stock and a floating lien on certain of its real estate secured loans and other assets. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB
of Atlanta's assessment of the institution's creditworthiness.   As of June 30,
1998, First Savings had $20.0 million in borrowings outstanding to the FHLB of Atlanta.

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

SUBSIDIARIES

     The Bank has one wholly-owned subsidiary, Moore Service Corporation ("Moore Service"). Moore Service, a North Carolina corporation, serves as the trustee for deeds of trust securing loans made by First Savings. The financial statements of Moore Service are consolidated with those of First Savings. Moore Service has the same Board of Directors as the Bank, and William E. Samuels, Jr. is its Chief Executive Officer.

COMPETITION

     First Savings faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its primary market area, including large financial institutions which have greater financial and marketing resources available to them. First Savings has also faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The ability of First Savings to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities. As of June 30, 1998, there were at least twelve other financial institutions with offices in Moore County, North Carolina. Based upon comparative data as of June 30, 1998, First Savings had the second largest share of deposits in Moore County, totaling approximately 21% of all deposits in the county.

EMPLOYEES

     As of June 30, 1998, First Savings had 42 full-time employees and two part-time employees. First Savings provides its employees with a comprehensive benefits program, including basic and major medical insurance, life and disability insurance, sick leave, education cost sharing, and payment of certain civic club dues. In addition, First Savings maintains an employee profit sharing plan covering all eligible employees. Under this plan, First Savings annually contributes an amount equal to at least 5% of participants' salaries. During the fiscal years ended June 30, 1998, 1997 and 1996, contributions to this plan were $112,910, $97,539, and $93,402, respectively. In addition, First Savings pays discretionary bonuses to all of its employees based upon its after-tax earnings. In recent years, these bonuses have equalled 4% of after-tax earnings. In addition, First Savings has an ESOP, a stock based management recognition plan and stock option plans. Employees are not represented by any union or collective bargaining group, and First Savings considers its employee relations to be good.

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

     Bad debt reserve balances in excess of the balance computed under the experience method or amounts maintained in a supplemental reserve built up prior to 1962 ("excess bad debt reserve") require inclusion in taxable income upon certain distributions to shareholders. Distributions in redemption or liquidation of stock or distributions with respect to its stock in excess of earnings and profits accumulated in years beginning after December 31, 1951, are treated as a distribution from the excess bad debt reserve. When such a distribution takes place and it is treated as from the excess bad debt reserve, the thrift is required to reduce its reserve by such amount and simultaneously recognize the amount as an item of taxable income increased by the amount of income tax imposed on the inclusion. Dividends not in excess of earnings and profits accumulated since December 31, 1951 will not require inclusion of part or all of the bad debt reserve in taxable income. First Savings has accumulated earnings and profits since December 31, 1951 and has an excess in its bad debt reserve. Distributions in excess of current and accumulated earnings and profits will increase taxable income. Net retained earnings at June 30, 1998 includes approximately $5.3 million for which no provision for federal income tax has been made.

     Legislation passed by the U.S. Congress and signed by the President in August 1996 contains a provision that repeals the percentage of taxable income method of accounting for thrift bad debt reserves for tax years beginning after December 31, 1995. The legislation will trigger bad debt reserve recapture for post-1987 excess reserves over a six-year period. At June 30, 1998, First Savings' post-1987 excess reserves amounted to approximately $1.3 million. A special provision suspends recapture of post-1987 excess reserves for up to two years if, during those years, the institution satisfies a "residential loan requirement." This requirement will be met if the principal amount of the institution's residential loans exceeds a base year amount, which is determined by reference to the average of the institution's residential loans during the six taxable years ending before January 1, 1996. However, notwithstanding this special provision, recapture must begin no later than the first taxable year beginning after December 31, 1997.

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

     The North Carolina corporate tax rate dropped to 7.25% in 1998, and will drop to 7.00% in 1999 and 6.90% thereafter.


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

     GENERAL. The Holding Company was organized for the purpose of acquiring and holding all of the capital stock of the Bank. As a bank holding company subject to the Bank Holding Company Act of 1956, as amended (the "BHCA"), the Holding Company is subject to certain regulations of the Federal Reserve Board (the "Federal Reserve"). Under the BHCA, the Holding Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The BHCA prohibits the Holding Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings and loan holding company without prior approval of the Federal Reserve.

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

     The Holding Company is also registered under the savings bank holding company laws of North Carolina. Accordingly, the Holding Company is also subject to regulation and supervision by the Administrator of North Carolina Savings Institutions Division (the "Administrator").

     CAPITOL MAINTENANCE. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the Federal Deposit Insurance Corporation (the "FDIC") insurance funds in the event the depository institution becomes in danger of default or in default. For example, under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("1991 Banking Law"), to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all acceptable capital standards as of the time the institution fails to comply with such capital restoration plan. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve, under the BHCA, also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

     DIVIDEND AND REPURCHASE LIMITATIONS. The Holding Company must obtain Federal Reserve approval prior to repurchasing common stock for in excess of 10% of its net worth during any twelve-month period unless the Company (i) both before and after the redemption satisfies capital requirements for "well capitalized" state member banks; (ii) received a one or two rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues. First Saving is also subject to limits on dividend payments. First Savings is prohibited, under the North Carolina Business Corporation Act, from paying a dividend if such payment would (i) cause First Savings to be unable to pay its debts as they become due in the ordinary course of business or (ii) reduce First Savings' total assets below the sum of First Savings' total liabilities plus any amounts which would be needed, if First Savings were to be dissolved at the time of distribution, to satisfy the preferential rights that are superior to holders of the common stock. Although the payment of dividends and repurchase of stock by the Company are subject to the requirements and limitations of North Carolina corporate law, except as set forth in this paragraph, neither the Administrator nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares. However, the ability of the Company to pay dividends or repurchase shares may be dependent upon the Company's receipt of dividends from the Bank. The Bank's ability to pay dividends is limited. See " -- Regulation of the Bank -- Restrictions on Dividends and Other Capital Distributions."

     FEDERAL SECURITIES LAW OF 1934, AS AMENDED (THE "EXCHANGE ACT"). The Company has registered its Common Stock with the SEC pursuant to Section 12(g) of the Securities Exchange Act and will not deregister the Common Stock for a period of three years following the completion of the Conversion. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

     The registration under the Securities Act of 1933, as amended (the "Securities Act") of the Common Stock does not cover the resale of such shares. Shares of the Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company are subject to the resale provisions of Rule 144 under the Securities Act. So long as the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) will be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances. There are currently no demand registration rights outstanding. However, in the event the Company at some future time determines to issue additional shares from its authorized but unissued shares, the Company might offer registration rights to certain of its affiliates who want to sell their shares.

REGULATION OF THE BANK

     GENERAL. Federal and state legislation and regulation significantly affect the operations of federally insured savings institutions and other federally regulated financial institutions. The operation of regulated depository institutions, including the Bank, is subject to changes in applicable statutes and regulations from time to time. Such changes may or may not be favorable to the Bank.

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

     The FDIC has extensive enforcement authority over the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

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

     DEPOSIT INSURANCE. The Bank's deposit accounts are insured by the FDIC through the SAIF to the maximum extent permitted by law. The Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital ("well capitalized," "adequately capitalized" or "undercapitalized"), which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. The matrix so created results in nine assessment risk classifications, with rates that, until September 30, 1996, ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk to the SAIF unless effective corrective action is taken.

     Pursuant to the Deposit Insurance Fund Act (the "DIF Act"), which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Bank, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. As of July, 1998, SAIF members are charged an assessment of 0.061% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately .012% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

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

     At June 30, 1998, the Bank complied with each of the capital requirements of the FDIC and the Administrator. For a description of the Bank's required and actual capital levels on June 30, 1998, see Note 11 captioned "Regulatory Restrictions" on pages 33 and 34 of the 1998 Annual Report.

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

     Effective June 26, 1996, the federal banking agencies issued a joint policy statement announcing the agencies' election not to adopt a standardized measure and explicit capital charge for interest rate risk at that time. Rather, the policy statement (i) identifies the main elements of sound interest rate risk management, (ii) describes prudent principles and practices for each of those elements, and (iii) describes the critical factors affecting the agencies' evaluation of a bank's interest rate risk when making a determination of capital adequacy. The joint policy statement has not had a material impact on the Bank's management of interest rate risk.

     In December 1994, the FDIC adopted a final rule changing its risk-based capital rules to recognize the effect of bilateral netting agreements in reducing the credit risk of two types of financial derivatives - interest and
exchange  rate  contracts.   Under the rule, savings banks are permitted to net
positive and negative mark-to-market values of rate contracts with the same counterparty, subject to legally enforceable bilateral netting contracts that meet certain criteria. This represents a change from the prior rules which recognized only a very limited form of netting. This rule has not had a material effect upon its financial condition or results of operations.

     LOANS-TO-ONE-BORROWER. The Bank is subject to the Administrator's loans-to-one-borrower limits. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the net worth of the savings bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of net worth. These limits also authorize savings banks to make loans to one borrower, for any purpose, in an amount not to exceed $500,000. A savings institution also is authorized to make loans to one borrower to develop domestic residential housing units, not to exceed the lesser of $30 million, or 30% of the savings institution's net worth, provided that (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is in compliance with its fully phased-in capital requirements; (iii) the loans comply with applicable loan-to-value requirements; (iv) the aggregate amount of loans made under this authority does not exceed 150% of net worth; and (v) the institution's regulator issues an order permitting the savings institution to use this higher limit. These limits also authorize a savings bank to make loans to one borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of net worth.

     As of June 30, 1998, the largest aggregate amount of loans which the Bank had to any one borrower was $2.3 million. The Bank had no loans outstanding which management believes violate the applicable loans-to-one-borrower limits.

     FEDERAL HOME LOAN BANK SYSTEM. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On June 30, 1998, the Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock of $1.9 million.

     FEDERAL RESERVE SYSTEM. Federal Reserve regulations require savings banks, not otherwise exempt from the regulations, to maintain reserves against their transaction accounts (primarily negotiable order of withdrawal accounts) and certain nonpersonal time deposits. The reserve requirements are subject to adjustment by the Federal Reserve. As of June 30, 1998, the Bank was in compliance with the applicable reserve requirements of the Federal Reserve.

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

     LIQUIDITY. The Bank is subject to the Administrator's requirement that the ratio of liquid assets to total assets equal at least 10%. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments which, in the judgment of the Administrator, have a readily marketable value, including investments with maturities in excess of five years. At June 30, 1998, the Bank's liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 25.9%.

     ADDITIONAL LIMITATIONS ON ACTIVITIES. FDIC law and regulations generally provide that the Bank may not engage as principal in any type of activity, or in any activity in an amount, not permitted for national banks, or directly acquire or retain any equity investment of a type or in an amount not permitted for national banks. The FDIC has authority to grant exceptions from these prohibitions (other than with respect to non-service corporation equity investments) if it determines no significant risk to the insurance fund is posed by the amount of the investment or the activity to be engaged in and if the Bank is and continues to be in compliance with fully phased-in capital standards. National banks are generally not permitted to hold equity investments other than shares of service corporations and certain federal agency securities. Moreover, the activities in which service corporations for savings banks are permitted to engage are limited to those of service corporations for national banks.

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

     The Interstate Banking Act also provides for interstate branching, effective June 1, 1998, allowing interstate branching in all states, provided that a particular state has not specifically denied interstate branching by legislation prior to such time. Unlike interstate acquisitions, a state may deny interstate branching if it specifically elects to do so by June 1, 1997. States may choose to allow interstate branching prior to June 1, 1997 by opting-in to a group of states that permits these transactions. These states generally allow interstate branching via a merger of an out-of-state bank with an in-state bank, or on a de novo basis. North Carolina has enacted legislation permitting branching transactions.

     RESTRICTIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS. A North Carolina-chartered stock savings bank may not declare or pay a cash dividend on, or repurchase any of, its capital stock if the effect of such transaction would be to reduce the net worth of the institution to an amount which is less than the minimum amount required by applicable federal and state regulations. In addition, a North Carolina-chartered stock savings bank, for a period of five years after its conversion from mutual to stock form, must obtain the written approval from the Administrator before declaring or paying a cash dividend on its capital stock in an amount in excess of one-half of the greater of (i) the institution's net income for the most recent fiscal year end, or (ii) the average of the institution's net income after dividends for the most recent fiscal year end and not more than two of the immediately preceding fiscal year ends, if applicable. A source of the Holding Company's funds are dividends received from the Bank. In fiscal 1999, the amount of dividends that can be paid without prior approval from regulators is approximately $2.0 million.
These funds should be adequate to cover the Holding Company's needs. Also, without the prior written approval of the Administrator, a North Carolina-chartered stock savings bank, for a period of five years after its conversion from mutual to stock form, may not repurchase any of its capital stock. The Administrator will give approval to repurchase only upon a showing that the proposed repurchase will not adversely affect the safety and soundness of the institution.

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

ITEM 2.   PROPERTIES

     At June 30, 1998, First Savings conducted its business from the headquarters office in Southern Pines, North Carolina, and its four branch offices in Southern Pines, Pinehurst, Carthage and West End, North Carolina.
The following table sets forth certain information regarding First Savings' properties as of June 30, 1998. All properties are owned by First Savings, with the exception of the Pinehurst Office which has been leased for a term of 15 years with an expiration date of 2003. Rentals paid by First Savings under that lease totalled $9,300 for the fiscal year ended June 30, 1998.


                                                   NET BOOK
                                                   VALUE OF
        ADDRESS                                    PROPERTY
        -------                                    --------

Headquarters Office                               $  525,386
  205 S.E. Broad Street
  Southern Pines, North Carolina 28387

Pinecrest Plaza Office                             1,007,514
  46 Pinecrest Plaza
  Southern Pines, North Carolina 28387

Pinehurst Office                                      22,189
  10 Chinquapin Road
  Pinehurst, North Carolina 28374

Carthage Office                                      106,542
  109 Monroe Street
  Carthage, North Carolina  28327

Seven Lakes Office                                   112,900
  200 Grant Street
  Seven Lakes Shopping Center
  West End, North Carolina 27376


The total net book value of First Savings' furniture, fixtures and equipment on June 30, 1998 was $134,323. The properties are considered by First Savings' management to be in good condition.

ITEM 3.   LEGAL PROCEEDINGS

     In the opinion of management, First Savings is not involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Holding Company's stockholders during the quarter ended June 30, 1998.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is set forth under the section captioned "Capital Stock" on page 40 of First Savings' 1998 Annual Report which is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The information required by this Item is set forth in the table captioned "Five Year Summary" on the inside cover of First Savings' 1998 Annual Report which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     See the information set forth under Item 1 above and the information set forth under the sections captioned "Financial Highlights" on page 2 and "Management's Discussion and Analysis of Financial Condition and Results of Operation" on pages 4 through 17 in First Savings' 1998 Annual Report, which sections are incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is set forth under the caption "Market Risk" on page 5 of "Management's Discussion and Analysis" in First Savings' 1998 Annual Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of First Savings and supplementary data set forth on pages 19 through 38 of First Savings' 1998 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on accounting and financial disclosures during the fiscal year ended June 30, 1998 and the interim subsequent period. See the information set forth under the section captioned "Proposal 2 - Ratification of Selection of Independent Auditor" on page 14 of the Proxy Statement.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is set forth in the tables on pages 5 and 6 under the section captioned "Proposal 1 - Election of Directors" of the Proxy Statement for the 1998 Annual Meeting of Shareholders of First Savings Bancorp, Inc. to be held on October 29, 1998 (the "Proxy Statement") and the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" on page 4 of the Proxy Statement, which sections are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is set forth under the sections captioned "Proposal 1 - Election of Directors - Directors' Compensation" and " - Management Compensation" on page 8 and pages 9 through 12, respectively, of the Proxy Statement, which sections are incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference from the section captioned "Security Ownership of Certain Beneficial Owners" on pages 2 through 4 of the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There have been no reportable transactions since the beginning of the Holding Company's last fiscal year nor are any reportable transactions proposed as of the date of this Form 10-K. See also the section captioned "Proposal 1 - Election of Directors - Certain Indebtedness and Transactions of Management" on page 14 of the Proxy Statement, which section is incorporated herein by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(a)1. Consolidated Financial Statements (contained in First Savings' 1998 Annual Report attached hereto as Exhibit (13) and incorporated herein by reference)

          (a)  Independent Auditors' Report

          (b) Consolidated Statements of Financial Condition as of June 30, 1998 and 1997

          (c) Consolidated Statements of Income for the Years Ended June 30, 1998, 1997 and 1996

          (d) Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 1998, 1997, and 1996

          (e) Consolidated Statements of Cash Flows for the Years Ended June 30, 1998, 1997 and 1996

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

          Exhibit (13)             1998 Annual Report to Security Holders

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

          Exhibit (27)             Financial Data Schedule

14(b) First Savings filed no reports on Form 8-K during the last quarter of the fiscal year ended June 30, 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FIRST SAVINGS BANCORP, INC.

Date:     September 24, 1998        By:   /s/ William E. Samuels, Jr.
          ------------------              -------------------------------

                                    William E. Samuels, Jr.
                                    President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                     Title                        Date
-----------------------------  -----------------------------------  ------------------
/s/ William E. Samuels, Jr.    President, Chief Executive           September 24, 1998
-----------------------------
William E. Samuels, Jr.        Officer and Director

/s/ John F. Burns              Executive Vice President, Secretary  September 24, 1998
-----------------------------
John F. Burns                  and Director

/s/ Timothy S. Maples          Vice President and                   September 24, 1998
-----------------------------
Timothy S. Maples              Principal Financial Officer

/s/ Virginia C. Brandt         Director                             September 24, 1998
-----------------------------
Virginia C. Brandt

/s/ H. David Bruton            Director                             September 24, 1998
-----------------------------
H. David Bruton

/s/ Felton J. Capel            Director                             September 24, 1998
-----------------------------
Felton J. Capel

/s/ J. E. Causey               Director                             September 24, 1998
-----------------------------
J. E. Causey

/s/ Henry A. Clayton           Director                             September 24, 1998
-----------------------------
Henry A. Clayton

/s/ Frank G. Hardister         Director                             September 24, 1998
-----------------------------
Frank G. Hardister

/s/ W. Harrell Johnson         Director                             September 24, 1998
-----------------------------
W. Harrell Johnson

/s/ Joe Montesanti, Jr.        Director                             September 24, 1998
-----------------------------
Joe Montesanti, Jr.

/s/ Thomas F. Phillips         Director                             September 24, 1998
-----------------------------
Thomas F. Phillips

                               INDEX TO EXHIBITS



EXHIBIT NO.              DESCRIPTION
-----------              -----------

(11)           Statement Regarding Computation of Per Share Earnings

(12)           Statement Regarding Computation of Ratios

(13)           1998 Annual Report to Security Holders

(27)           Financial Data Schedule