Form 10-Q
period 1998-09-30
FIRST SAVINGS BANCORP INC
filed 1998-11-13
CIK 912836

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC



                                    ______



                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1998             Commission File Number 0-27098



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

                                Yes [X]  No [ ]



As of October 31, 1998 there were 3,714,301 shares of the issuer's common stock issued and outstanding.

                          FIRST SAVINGS BANCORP, INC.


                               TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION                                    Page Number
          ---------------------


          Item 1.   Financial Statements


                    Consolidated Statements of Financial Condition       3

                    Consolidated Statements of Income                    4

                    Consolidated Statements of Cash Flow                 5

                    Notes to Consolidate Financial Statements            6


          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations      7-9



PART II   OTHER INFORMATION
          -----------------


          Item 5.   Other Information                                 9-10



SIGNATURES                                                              11

FIRST SAVINGS BANCORP, INC.
-------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)



                                                      SEPTEMBER 30,  June 30,
                                                      -------------  ---------
                                                          1998         1998
                                                      -------------  ---------
($ in thousands)

ASSETS

 Cash and due from banks                                $  3,304      $  3,825
 Interest earning deposits with banks                      3,255         3,991
 Investment securities available
  for sale at fair value                                  63,974        72,732
 Investment securities held to maturity
  at amortized cost (fair values - $9,765
  at September 30, 1998;
  $9,821 at June 30, 1998)                                 9,400         9,737
 Loans receivable (net of allowance for loan
  losses of $596 at September 30,
  and June 30, 1998)                                     209,697       208,094
 Accrued interest receivable                               1,756         1,749
 Premises and equipment                                    2,098         1,936
 Stock in the Federal Home Loan Bank of Atlanta,
  at cost                                                  1,930         1,930
 Prepaid expenses and other assets                           289           174
                                                        --------      --------

  TOTAL                                                 $295,703      $304,168
                                                        ========      ========


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
 Deposits                                                212,607       211,925
 Borrowed funds                                           10,000        20,000
 Accrued expenses and other liabilities                    3,144         2,722
                                                        --------      --------

  Total liabilities                                      225,751       234,647
                                                        --------      --------


SHAREHOLDERS' EQUITY:
 Preferred stock, no par value, 5,000,000
  shares, authorized, none issued and
  outstanding
 Common stock, no par value, 20,000,000 shares
  authorized, 3,714,320 shares issued
  and outstanding at September 30, 1998;
  3,710,820 at June 30, 1998                              35,379        35,536
 Unearned compensation related to ESOP note
  payable                                                   (123)         (158)
 Net unrealized gain on securities available
  for sale                                                   562           375
 Retained earnings                                        34,134        33,768
                                                        --------      --------

Total shareholders' equity                                69,952        69,521
                                                        --------      --------

TOTAL                                                   $295,703      $304,168
                                                        ========      ========

See notes to consolidated financial statements

FIRST SAVINGS BANCORP, INC.
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                   Three Months Ended
                                                      September 30,
                                                ------------------------
                                                    1998         1997
                                                ------------------------
($ in thousands except per share data)

INTEREST AND DIVIDEND INCOME:

 Interest on loans receivable                    $    4,224   $    3,947
 Interest on mortgage-backed securities                 173          130
 Interest on investment securities                    1,121        1,377
 Dividends on investment securities                      36           35
 Other                                                   25          108
                                                 ----------   ----------
Total interest income                                 5,579        5,597
                                                 ----------   ----------

INTEREST EXPENSE:
 Interest on deposits                                 2,520        2,488
 Interest on borrowings                                 190          305
                                                 ----------   ----------
  Total interest expense                              2,710        2,793
                                                 ----------   ----------

 Net interest income                                  2,869        2,804
 Provision for loan losses
  Net interest income after provision
  for loan losses                                     2,869        2,804
                                                 ----------   ----------
NONINTEREST INCOME:
 Fees and service charges                               156          118
 Income from real estate operations                       2            2
 Rent on safe deposit boxes                               2            2
  Other, net                                              1            1
                                                 ----------   ----------
  Total noninterest income, net                         161          123
                                                 ----------   ----------



GENERAL AND ADMINISTRATIVE EXPENSES:
 Compensation and fringe benefits                       563          552
 Occupancy and building                                  62           49
 Federal insurance premiums                              33           33
 Computer services                                       89          105
 Other                                                  237          198
                                                 ----------   ----------
  Total general and administrative expenses             984          907
                                                 ----------   ----------


INCOME BEFORE INCOME TAXES                            2,046        2,020
INCOME TAXES                                            752          744
                                                 ----------   ----------

NET INCOME                                       $    1,294   $    1,276
                                                 ==========   ==========

NET INCOME PER COMMON SHARE:
 Basic                                                $0.35        $0.35
                                                 ==========   ==========
 Diluted                                              $0.32        $0.32
                                                 ==========   ==========

WEIGHTED AVERAGE SHARES OUTSTANDING
 Basic                                            3,718,420    3,682,500
                                                 ==========   ==========
 Diluted                                          4,018,718    3,984,737
                                                 ==========   ==========

See notes to consolidated financial statements.

FIRST SAVINGS BANCORP, INC.
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                   ----------------------
($ IN THOUSANDS)                                      1998        1997
                                                   ----------------------

OPERATING ACTIVITIES:
 Net income                                         $  1,294    $ 1,276
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation of premises and equipment                  26         24
  Issuance of ESOP shares                                 83         69
  Net amortization on investments                         47         48
  Loan origination fees and costs deferred,
   net of current amortization                            11        (14)
 Changes in:
  Other assets                                          (115)       129
  Other liabilities                                      315         83
                                                    --------    -------

 Net cash provided by operating activities             1,661      1,615
                                                    --------    -------

INVESTING ACTIVITIES:
 Net decrease in interest-earning deposits
  with banks                                             736      3,510
 Purchase of available for sale
  investment securities                               (2,000)    (2,000)
 Proceeds from maturities and calls of:
  Available for sale investment securities            11,000      5,500
  Held to maturity investment securities                 331        182
 Loan originations net of principal
  repayments and net fees                             (1,614)    (4,036)
 Purchase of premises and equipment                     (188)       (29)
                                                    --------    -------

 Net cash provided by investing activities             8,265      3,127
                                                    --------    -------

FINANCING ACTIVITIES:
 Net increase  in deposits                               682      2,121
 Net decrease in borrowed funds                      (10,000)    (2,000)
 Net proceeds from exercise of stock options              18
 Repurchases of common stock                            (223)      (740)
 Cash dividends paid                                    (924)        71
                                                    --------    -------

  Net cash used in financing activities              (10,447)      (548)
                                                    --------    -------

INCREASE (DECREASE) IN CASH AND DUE FROM BANKS          (521)     4,194

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD           3,825      2,801
                                                    --------    -------

CASH AND DUE FROM BANKS, END OF PERIOD              $  3,304    $ 6,995
                                                    ========    =======

SUPPLEMENTAL DISCLOSURES:
-------------------------------------------------
 Cash paid for:
  Interest on deposits                              $  2,528    $ 2,468
  Interest on borrowed funds                             216        332
  Income taxes                                            10        310


See notes to consolidated financial statements.

FIRST SAVINGS BANCORP, INC.
-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation: The accompanying consolidated financial statements include the accounts of First Savings Bancorp, Inc. and its wholly-owned subsidiary, First Savings Bank of Moore County, Inc., SSB (the "Bank"), together referred to as "First Savings". All significant intercompany balances and transactions have been eliminated in consolidation.

2. Accounting Policies: The significant accounting policies followed by First Savings for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 or Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three month period ended September 30, 1998 is not necessarily indicative of the results of operations that may be expected for the year ending June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended June 30, 1998.


3. Earnings Per Common Share: Effective July 1,1997, First Savings Bank has implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This Statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board ("APB") Opinion No. 15, Earnings per Share ("EPS"), and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with the presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.
    Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15.

    Basic and diluted earnings per share have been computed based upon net income as presented in the accompanying statements of operation divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below.


                                                     SEPTEMBER 30,
                                                 ---------------------
                                                   1998        1997
                                                 ---------   ---------
     Weighted average number of common
       shares used in basic EPS                  3,718,420   3,682,500
     Effect of dilutive stock options              300,298     302,237
                                                 ---------   ---------

     Weighted average number of common
       shares and dilutive potential common
       shares used in diluted EPS                4,018,718   3,984,737
                                                 =========   =========

4. Stock Repurchase Plan: On September 12, 1996 First Savings' Board of Directors adopted the First Savings Bancorp, Inc. Stock Repurchase Plan. Pursuant to the Plan, First Savings may repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions in accordance with regulatory requirements. On September 27, 1996 First Savings initiated a plan to repurchase 10% of its stock. As of September 30, 1998, 86,760 shares have been repurchased.

FIRST SAVINGS BANCORP, INC.
-------------------------------------------------------------------------------

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


FINANCIAL CONDITION

First Savings had total assets of $295.7 million at September 30, 1998 compared to $304.2 million at June 30, 1998. Net loans increased from $208.1 million at June 30, 1998 to $210.0 million at September 30, 1998. The favorable rate environment continues to fuel the loan growth. First Savings' total securities decreased slightly due primarily to principal repayments on mortgage-backed securities and maturing securities. Increased deposits and maturing securities supported the loan growth.

Deposits increased from $211.9 million at June 30, 1998 to $212.6 million at September 30, 1998, and shareholders' equity increased to $70.0 million at September 30, 1998 from $69.5 million at June 30, 1998.


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

As of September 30, 1998, liquid assets (cash and cash equivalents, and marketable investment securities, less pledged investments) were approximately $65.8 million, which represents ----% of deposits. As a North Carolina chartered savings bank, First Savings is required to maintain liquid assets equal to at least 10.0% of its total assets. At September 30, 1998, this liquidity ratio, based on North Carolina regulations, was 23.05% Management considers current liquidity levels to be adequate to meet First Savings' foreseeable needs.



MANAGEMENT'S DISCUSSION AND ANALYSIS


At September 30, 1998, outstanding mortgage loan commitments and available home equity line of credit balances were $16.8 million, available credit card line of credit balances were $3.6 million and the undisbursed portion of construction loans was $8.5 million. Funding for these commitments is expected to be provided from deposits, loan and mortgage-backed securities principal repayments, maturing investments and income generated from operations.

FIRST SAVINGS BANCORP, INC.
-------------------------------------------------------------------------------

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

As of December 31, 1997, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the category.


        ACTUAL CAPITAL AMOUNTS AND RATIOS FOR FIRST SAVINGS AND THE BANK
                       ARE PRESENTED IN THE TABLE BELOW:

                                                                                                         TO BE WELL
                                                                                                      CAPITALIZED UNDER
                                                                                     FOR CAPITAL      PROMPT CORRECTIVE
                                                              ACTUAL             ADEQUACY PURPOSES    ACTION PROVISIONS
                                                       AMOUNT        RATIO        AMOUNT     RATIO    AMOUNT      RATIO
                                                      -------       -------      --------   ------    -------   -------
AS OF SEPTEMBER 30, 1998

 Total Capital (to Risk Weighted Assets:
  Consolidated                                         $69,986       48.19%      $11,617     *8.0%         n/a       n/a
  First Savings Bank of Moore Co., Inc., SSB           $56,224       38.75%      $11,608     *8.0%     $14,510   *10.0%

 Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                                         $69,390       47.78%      $ 5,809     *4.0%         n/a       n/a
  First Savings Bank of Moore Co., Inc., SSB           $55,628       38.34%      $ 5,804     *4.0%     $ 8,706   *6.0%

 Tier 1 Capital (to Average Assets):
  Consolidated                                         $69,390       23.19%      $11,969     *4.0%         n/a       n/a
  First Savings Bank of Moore Co., Inc., SSB           $55,628       19.27%      $11,548     *4.0%     $14,435   *5.0%

---------
* Greater than or equal to


In addition to federal regulatory requirements, the Bank is subject to a North Carolina savings bank capital requirement of at least 5% of total assets. At September 30, 1998, the Bank's capital ratio under the North Carolina requirements was 19.76%.

At September 30, 1998, First Savings and the Bank exceeded all capital requirements.

FIRST SAVINGS BANCORP, INC.
-------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPT.30, 1998 AND
1997


Net income and earnings per share on a diluted basis for the three months ended September 30, 1998 were $1,294,000 and $0.32, respectively, compared to $1,276,000 and $0.32, respectively, for the corresponding period of the prior year. Increases in net interest income and noninterest income supported the earnings growth.

General and administrative expenses increased from $907,000 for the month ended September 30, 1997 to $984,000 for the quarter ended September 30, 1998. The increase was due primarily to increases in compensation and other administrative expenses.


OTHER INFORMATION

YEAR 2000 COMPLIANCE

The "Year 2000" issue confronting First Savings and its suppliers, customers, customers' suppliers and competitors centers on the inability of computer systems to recognize the Year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century. With the impending new millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000. Like most financial service providers, First Savings and its operations may be significantly affected by the Year 2000 issue due to its dependence on computer generated financial information. Software, hardware, and equipment both within and outside First Savings' direct control and with whom First Savings electronically or operationally interfaces (e.g. third party vendors providing data processing, information system management, maintenance of computer systems, and credit bureau information) are likely to be affected. Furthermore, if computer systems are not adequately changed to identify the Year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on date field information, such as interest, payment of due dates and other operating functions, could generate results which are significantly misstated, and First Savings could experience a temporary inability to process transactions, prepare statements or engage in similar normal business activities. In addition, under certain circumstances, failure to adequately address the Year 2000 issue could adversely affect the viability of First Savings' suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Year 2000 matter could result in a significant adverse impact on products, services and the competitive condition of First Savings.

Financial institution regulators have recently increased their focus upon Year 2000 compliance issues, issuing guidance concerning the responsibilities of senior management and directors. The Federal Financial Institutions Examination Council ("FFIEC") has issued several interagency statements on Year 2000 Project Management Awareness. These statements require financial institutions to, among other things, examine the Year 2000 implications of reliance on vendors, data exchange and potential impact on customers, suppliers and borrowers. These statements also require each federally regulated financial institution to survey its exposure, measure its risk and prepare a plan in order to solve the Year 2000 issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Bank, to assure resolution of any Year 2000

FIRST SAVINGS BANCORP, INC.
-------------------------------------------------------------------------------

problems. The federal banking agencies have asserted that Year 2000 testing and certification is a key safety and soundness issue in conjunction with regulatory exams, and thus an institution's failure to address appropriately the Year 2000 issue could result in supervisory action, including such enforcement actions as the reduction of the institution's supervisory ratings, the denial of applications for approval of a merger or acquisition, or the imposition of civil money penalties.

In order to address the Year 2000 issue and to minimize its potential adverse impact, management is engaged in a process to identify areas that will be affected by the Year 2000, assess their potential impact on operations, monitor the progress of third party software vendors in addressing the matter, test changes provided by these vendors, and develop contingency plans for any critical systems which are not effectively reprogrammed. The plan is divided into the five phases: (1) awareness, (2) assessment, (3) renovations, (4) validation, and (5) implementation.

First Savings has substantially completed the first two phases of the plan and is currently working internally and with external vendors on the final three phases. First Savings outsources its item processing operations to a service provider. First Savings' Year 2000 compliance is being closely coordinated with that of the service provider.

First Savings does not currently expect that the cost of its Year 2000 compliance program will be material to its financial condition or results of operations, and expects that it will satisfy such compliance program without material disruption of its operations. In the event that First Savings' significant suppliers do not successfully and timely achieve Year 2000 compliance, First Savings' business, results of operations or financial condition could be adversely affected.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     FIRST SAVINGS BANCORP, INC.


                                     /s/  WILLIAM E. SAMUELS, JR.
___________________________          __________________________________________
            Date                     William E. Samuels, Jr.
                                     President



                                     /s/  TIMOTHY S. MAPLES
___________________________          __________________________________________
            Date                     Timothy S. Maples
                                     Vice President/ Chief Financial Officer