Form 10-Q
period 1998-12-31
FIRST SAVINGS BANCORP INC
filed 1999-02-11
CIK 912836

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC



                                    ______



                                   FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended December 31, 1998    Commission File Number 0-27098



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


                                Yes [X]  No [ ]



As of January 31, 1999 there were 3,635,109 shares of the issuer's common stock issued and outstanding.

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

FIRST SAVINGS BANCORP, INC.
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)


                                                   December 31,   June 30,
                                                   -----------------------
                                                        1998      1998
                                                   -----------------------
($ in thousands)

ASSETS

 Cash and due from banks                             $  5,201  $  3,825
 Interest earning deposits with banks                   7,081     3,991
Investment securities available
  for sale at fair value                               47,672    72,732
 Investment securities held to maturity
  at amortized cost (fair values - $14,477
  at December 31, 1998;
  $9,821 at June 30, 1998)                             13,748     9,737

 Loans receivable (net of allowance for loan
  losses of $596 at December 31,
  and June 30, 1998)                                  208,294   208,094
 Accrued interest receivable                            1,509     1,749
 Premises and equipment                                 2,159     1,936
 Stock in the Federal Home Loan Bank of Atlanta,
  at cost                                               1,930     1,930
 Prepaid expenses and other assets                        207       174
                                                     --------  --------

 TOTAL                                               $287,801   304,168
                                                     ========  ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:

 Deposits                                           215,882     211,925
 Borrowed funds                                                  20,000
 Accrued expenses and other liabilities               2,424       2,722
                                                   --------    --------

 Total liabilities                                  218,306     234,647
                                                   --------    --------

SHAREHOLDERS' EQUITY:
 Preferred stock, no par value, 5,000,000
  shares, authorized, none issued and
  outstanding
 Common stock, no par value, 20,000,000 shares
  authorized, 3,707,185 shares issued
  and outstanding at December 31, 1998;
  3,710,820 at June 30, 1998                         34,675      35,536
 Unearned compensation related to ESOP note
  payable                                               (87)       (158)
 Net unrealized gain on securities available
  for sale                                              382         375
 Retained earnings                                   34,525      33,768
                                                   --------    --------

Total shareholders' equity                           69,495      69,521
                                                   --------    --------

TOTAL                                              $287,801    $304,168
                                                   ========    ========


See notes to consolidated financial statements

FIRST SAVINGS BANCORP, INC.
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF INCOME (unaudited)


                                            Three Months Ended      Six Months Ended
                                                December 31,           December 31,
                                          ---------------------------------------------
($ in thousands except per share data)       1998        1997        1998        1997
                                          ---------------------------------------------
INTEREST AND DIVIDEND INCOME:
 Interest on loans receivable               $4,169      $4,058     $ 8,393     $ 8,005
 Interest on mortgage-backed securities        215         177         388         307
 Interest on investment securities             885       1,270       2,006       2,647
 Dividends on investment securities             36         124          73          71
 Other                                         102          35         127         232
                                            ------      ------     -------     -------

Total interest income                        5,407       5,664      10,987      11,262
                                            ------      ------     -------     -------

INTEREST EXPENSE:
 Interest on deposits                        2,463       2,500       4,983       4,987
 Interest on borrowings                         67         317         257         622
                                            ------      ------     -------     -------

  Total interest expense                     2,530       2,817       5,240       5,609
                                            ------      ------     -------     -------

 Net interest income                         2,877       2,847       5,747       5,653
 Provision for loan losses
 Net interest income after provision
  for loan losses                            2,877       2,847       5,747       5,653
                                            ------      ------     -------     -------

NONINTEREST INCOME:
 Fees and service charges                      198         128         354         245
 Income from real estate operations              2           2           4           4
 Rent on safe deposit boxes                      7           7           9           9
  Other, net                                     2           8           3           9
                                            ------      ------     -------     -------

  Total noninterest income, net                209         145         370         267
                                            ------      ------     -------     -------

GENERAL AND ADMINISTRATIVE EXPENSES:
 Compensation and fringe benefits              542         512       1,105       1,033
 Occupancy and building                         54          56         115         106
 Federal insurance premiums                     31          33          64          66
 Computer services                             100          66         189         171
 Other                                         283         268         522         467
                                        ----------  ----------  ----------  ----------
  Total general and administrative
   expenses                                  1,010         935       1,995       1,843
                                        ----------  ----------  ----------  ----------

INCOME BEFORE INCOME TAXES                   2,076       2,057       4,122       4,077
INCOME TAX EXPENSE                             763         759       1,516       1,503
                                        ----------  ----------  ----------  ----------

NET INCOME                              $    1,313  $    1,298  $    2,606  $    2,574
                                        ==========  ==========  ==========  ==========

NET INCOME PER COMMON SHARE:
  Basic:                                $     0.35  $     0.35  $     0.70  $     0.70
                                        ==========  ==========  ==========  ==========

  Diluted:                              $     0.33  $     0.32  $     0.65  $     0.64
                                        ==========  ==========  ==========  ==========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic:                                 3,711,147   3,674,737   3,717,555   3,666,126
                                        ==========  ==========  ==========  ==========
  Diluted:                               3,998,413   4,016,668   4,013,285   4,004,594
                                        ==========  ==========  ==========  ==========


See notes to consolidated financial statements.

FIRST SAVINGS BANCORP, INC.
------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                         Six Months Ended
                                                            December 31,
                                                      -----------------------
($ in thousands)                                           1998       1997
                                                      -----------------------
OPERATING ACTIVITIES:
 Net income                                              $  2,606   $ 2,574
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation of premises and equipment                       51        49
  Issuance of ESOP shares                                     162       148
  Net amortization on investments                             102         9
  Loan origination fees and costs deferred,
   net of current amortization                                  6       (26)
 Changes in:
  Other assets                                                207       (53)
  Other liabilities                                          (292)     (400)
                                                         --------   -------

   Net cash provided by operating activities                2,842     2,301
                                                         --------   -------

INVESTING ACTIVITIES:
 Net (increase) decrease in interest-earning deposits
  with banks                                               (3,090)    3,964
 Proceeds from maturities of investments                   37,000     7,500
 Purchases of investment securities                       (17,000)   (9,950)
 Principal repayments on mortgage-backed securities           958       646
 Loan originations net of repayments and net fees            (206)   (8,148)
 Proceeds from sale of property and equipment                             9
 Gain on sale of property and equipment                                  (7)
 Purchases of premises and equipment                         (274)      (49)
                                                         --------   -------

  Net cash provided by (used in) investing activities      17,388    (6,035)
                                                         --------   -------

FINANCING ACTIVITIES:
 Net increase in deposits                                   3,957     5,591

 Net decrease in borrowed funds                           (20,000)

 Net proceeds from exercise of stock options                  178        92
 Repurchases of common stock                               (1,130)
 Cash dividends paid                                       (1,859)   (1,552)
                                                         --------   -------

  Net cash provided by (used in) financing activities     (18,854)    4,131
                                                         --------   -------

INCREASE IN CASH AND DUE FROM BANKS                         1,376       397

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                3,825     2,801
                                                         --------   -------

CASH AND DUE FROM BANKS, END OF PERIOD                   $  5,201   $ 3,198
                                                         ========   =======

SUPPLEMENTAL DISCLOSURES:
-------------------------
 Cash paid for:
  Interest on deposits                                   $  4,979   $ 4,959
  Interest on borrowed funds                              312,209       622
  Income taxes                                              1,536     1,560


See notes to consolidated financial statements.

FIRST SAVINGS BANCORP, INC.
------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation:  The accompanying consolidated financial statements
    ----------------------
    include the accounts of First Savings Bancorp, Inc. and its wholly-owned subsidiary, First Savings Bank of Moore County, Inc., SSB (the "Bank"), together referred to as "First Savings". All significant intercompany balances and transactions have been eliminated in consolidation.



2.  Accounting Policies:  The significant accounting policies followed by First
    --------------------
    Savings for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 or Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and six month periods ended December 31, 1998 are not necessarily indicative of the results of operations that may be expected for the year ending June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended June 30, 1998.



3.  Earnings Per Common Share:  Effective July 1,1997, First Savings Bank has
    --------------------------
    implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This Statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board ("APB") Opinion No. 15, Earnings per Share ("EPS"), and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with the presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.
    Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15.

    Basic and diluted earnings per share have been computed based upon net income as presented in the accompanying statements of operation divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below.

                                                Three Months Ended     Six Months Ended
                                                    December 31,          December 31,
                                               --------------------  --------------------
                                                  1998       1997       1998       1997
                                               ---------  ---------  ---------  ---------
Weighted average number of common
   shares used in basic EPS                    3,711,147  3,674,737  3,717,555  3,666,126
Effect of dilutive stock options                 287,266    341,931    295,730    338,468
                                               ---------  ---------  ---------  ---------

Weighted average number of common
   shares and dilutive potential common
   shares used in diluted EPS                  3,998,413  4,016,668  4,013,285  4,004,594
                                               =========  =========  =========  =========

4.  Stock Repurchase Plan:  On September 12, 1996 First Savings' Board of
    ----------------------
    Directors adopted the First Savings Bancorp, Inc. Stock Repurchase Plan. Pursuant to the Plan, First Savings may repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions in accordance with regulatory requirements. On September 27, 1996 First Savings initiated a plan to repurchase 10% of its stock. As of December 31, 1998, 126,740 shares have been repurchased.

FIRST SAVINGS BANCORP, INC.
------------------------------------------------------------------------------


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


Financial Condition

First Savings had total assets of $287.8 million at December 31, 1998 compared to $304.2 million at June 30, 1998. The decrease was primarily attributable to maturing investment securities and the repayment of $20.0 million in borrowed funds. Net loans remained relatively unchanged with $208.1 million at June 30, 1998 and $208.3 million at December 31, 1998. This was partially due to a slow down in new loan originations and an increase in the percentage of loans originated for sale in the secondary market.

Deposits increased by $4.0 million to $215.9 million at December 31, 1998 from $211.9 million at June 30, 1998, and shareholders' equity remained unchanged at $69.5 million.


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

As of December 31, 1998, liquid assets (cash and cash equivalents, and marketable investment securities, less pledged investments) were approximately $67.7 million, which represents 31.4% of deposits. As a North Carolina chartered savings bank, First Savings is required to maintain liquid assets equal to at least 10.0% of its total assets. At December 31, 1998, this liquidity ratio, based on North Carolina regulations, was 23.5% Management considers current liquidity levels to be adequate to meet First Savings' foreseeable needs.


At December 31, 1998, outstanding mortgage loan commitments and available home equity line of credit balances were $18.4 million, available credit card line of credit balances were $3.8 million and the undisbursed portion of construction loans was $9.3 million. Funding for these commitments is expected to be provided from deposits, loan and mortgage-backed securities principal repayments, maturing investments and income generated from operations.

FIRST SAVINGS BANCORP, INC.
------------------------------------------------------------------------------


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



       Actual capital amounts and ratios for First Savings and the Bank are presented in the table below:


                                                                                     To Be Well
                                                                                  Capitalized Under
                                                                    For Capital   Prompt Corrective
                                                     Actual     Adequacy Purposes Action Provisions
                                                 Amount  Ratio    Amount   Ratio  Amount   Ratio
                                                ---------------------------------------------------
As of December 31, 1998

Total Capital (to Risk Weighted Assets:
  Consolidated                                  $69,709  47.78%  $11,671  >8.0%  n/a      n/a
                                                                          -
  First Savings Bank of Moore Co., Inc., SSB    $57,532  39.51%  $11,650  >8.0%  $14,563  >10.0%
                                                                          -               -
 Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                                  $69,113  47.37%  $ 5,825  >4.0%  n/a      n/a
                                                                          -
  First Savings Bank of Moore Co., Inc., SSB    $56,936  39.10%  $ 5,825  >4.0%  $ 8,738  >6.0%
                                                                          -               -
 Tier 1 Capital (to Average Assets):
  Consolidated                                  $69,113  23.75%  $11,641  >4.0%  n/a      n/a
                                                                          -
  First Savings Bank of Moore Co., Inc., SSB    $56,936  20.28%  $11,229  >4.0%  $13,870  >5.0%
                                                                          -               -

In addition to federal regulatory requirements, the Bank is subject to a North Carolina savings bank capital requirement of at least 5% of total assets. At December 31, 1998, the Bank's capital ratio under the North Carolina requirements was 20.78%.

At December 31, 1998, First Savings and the Bank exceeded all capital requirements.

FIRST SAVINGS BANCORP, INC.
------------------------------------------------------------------------------


MANAGEMENT'S DISCUSSION AND ANALYSIS

Comparison of Operating Results for the Three Months Ended Dec. 31, 1998 and
1997.

Net income for the three months ended December 31, 1998 was $1,313,000, compared to $1,298,000 for the same period in 1997. Basic and diluted earnings per share for the three months ended December 31, 1998 was $0.35 and $0.33, respectively, compared to $0.35 and $0.32, respectively, for the same period of the prior year. The increase in earnings was primarily due to an increase in the net interest margin and increases in noninterest income.

Net interest income and noninterest income for the quarter ended December 31, 1998 increased $30,000 and $64,000, respectively. Fees and service charges were the primary factors in the 44% increase in noninterest income.

General and administrative expenses increased from $935,000 for the quarter ended December 31, 1997 to $1,010,000 for the quarter ended December 31, 1998 due primarily to increases in computer services and compensation and fringe benefits.


Comparison of Operating Results for the Six Months Ended December 31, 1998 and 1997.

Net income for the six months ended December 31, 1998 was $2,606,000, compared to $2,574,000 for the same period in 1997. Basic and diluted earnings per share for the six months ended December 31, 1998 was $0.70 and $0.65, respectively, compared to $0.70 and $0.64, respectively, for the same period of the prior year. The increase in earnings was primarily due to an increase in the net interest margin and increases in noninterest income.

Net interest income increased $94,000 from $5,653,000 for the six months ended December 31, 1997 to $5,747,000 for the same period of the current year. The increase was primarily due to higher interest rates spreads.

Led by fees and service charges, noninterest income increased $103,000 or 38.6% from $267,000 for the six month period ended December 31, 1997 to $370,000 for the same period of the current year.

General and administrative expenses for the six month period ended December 31, 1998 was $1,995,000 compared to $1,843,000 for the same period of the prior year. The increase was primarily due to increases in compensation and fringe benefits and other administrative expenses.



OTHER INFORMATION

Year 2000 Compliance

The "Year 2000" issue confronting First Savings and its suppliers, customers, customers' suppliers and competitors centers on the inability of computer systems to recognize the Year 2000. Many existing computer programs and systems were originally programmed with six digit dates that provided only two digits to identify the calendar year in the date field, without considering the upcoming change in the century. With the impending new millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000. Like most financial service providers, First Savings and its operations may be significantly affected by the Year 2000 issue due to its dependence on computer

FIRST SAVINGS BANCORP, INC.
------------------------------------------------------------------------------


OTHER INFORMATION



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

Financial institution regulators have recently increased their focus upon Year 2000 compliance issues, issuing guidance concerning the responsibilities of senior management and directors. The Federal Financial Institutions Examination Council ("FFIEC") has issued several interagency statements on Year 2000 Project Management Awareness. These statements require financial institutions to, among other things, examine the Year 2000 implications of reliance on vendors, data exchange and potential impact on customers, suppliers and borrowers. These statements also require each federally regulated financial institution to survey its exposure, measure its risk and prepare a plan in order to solve the Year 2000 issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Bank, to assure resolution of any Year 2000 problems. The federal banking agencies have asserted that Year 2000 testing and certification is a key safety and soundness issue in conjunction with regulatory exams, and thus an institution's failure to address appropriately the Year 2000 issue could result in supervisory action, including such enforcement actions as the reduction of the institution's supervisory ratings, the denial of applications for approval of a merger or acquisition, or the imposition of civil money penalties.

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

First Savings has substantially completed the first three phases of the plan and is currently working internally and with external vendors on the final two phases. First Savings outsources its item processing operations to a service provider. First Savings' Year 2000 compliance is being closely coordinated with that of the service provider.

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

FIRST SAVINGS BANCORP, INC.
------------------------------------------------------------------------------


                                   SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     FIRST SAVINGS BANCORP, INC.




         2/10/99                      /s/  John F. Burns
    ________________                 ________________________________
           Date                      John F. Burns
                                     President



         2/10/99                      /s/  Timothy S. Maples
    ________________                 ________________________________
           Date                      Timothy S. Maples
                                     Vice President/ Chief Financial Officer