Form 10-Q
period 1999-03-31
FIRST SAVINGS BANCORP INC
filed 1999-05-12
CIK 912836

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC



                                    ______



                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1999                  Commission File Number 0-27098



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

                                Yes [X]  No [_]


As of April 30, 1999 there were 3,534,369 shares of the issuer's common stock issued and outstanding.

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

FIRST SAVINGS BANCORP, INC.
------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                    MARCH 31,  June 30,
                                                    ---------  --------
                                                       1998      1998
                                                    ---------  --------
($ in thousands)

ASSETS

 Cash and due from banks                            $   2,667  $  3,825
 Interest earning deposits with banks                  18,740     3,991
 Investment securities available
  for sale at fair value                               48,274    72,732
 Investment securities held to maturity
  at amortized cost (fair values - $13,803
  at March 31, 1999;
  $9,821 at June 30, 1998)                             12,750     9,737
 Loans receivable (net of allowance for loan
  losses of $596 at March 31, 1999
  and June 30, 1998)                                  206,021   208,094
 Accrued interest receivable                            1,308     1,749
 Premises and equipment                                 2,295     1,936
 Stock in the Federal Home Loan Bank of Atlanta,
  at cost                                               1,930     1,930
 Prepaid expenses and other assets                        212       174
                                                     --------  --------

 TOTAL                                               $294,197   304,168
                                                     ========  ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:

 Deposits                                             226,147   211,925
 Borrowed funds                                                  20,000
 Accrued expenses and other liabilities                 2,324     2,722
                                                     --------  --------

 Total liabilities                                    228,471   234,647
                                                     --------  --------

SHAREHOLDERS' EQUITY:
 Preferred stock, no par value, 5,000,000
  shares, authorized, none issued and
  outstanding
 Common stock, no par value, 20,000,000 shares
  authorized, 3,569,202 shares issued
  and outstanding at March 31, 1999;
  3,710,820 at June 30, 1998                           30,749    35,536
 Unearned compensation related to ESOP note
  payable                                                 (51)     (158)
 Net unrealized gain on securities available
  for sale                                                140       375
 Retained earnings                                     34,888    33,768
                                                     --------  --------

Total shareholders' equity                             65,726    69,521
                                                     --------  --------

TOTAL                                                $294,197  $304,168
                                                     ========  ========

See notes to consolidated financial statements

FIRST SAVINGS BANCORP, INC.
------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             MARCH 31,                      MARCH 31,
                                                   -----------------------------------------------------------
   ($ in thousands except per share data)             1999            1998            1999            1998
                                                   -----------------------------------------------------------

INTEREST AND DIVIDEND INCOME:
 Interest on loans receivable                      $    4,117      $    4,092      $   12,511      $   12,096
 Interest on mortgage-backed securities                   211             185             599             492
 Interest on investment securities                        716           1,248           2,721           3,897
 Dividends on investment securities                        39              37             211             107
 Other                                                    173              99             300             318
                                                   -----------------------------------------------------------

Total interest income                                   5,256           5,661          16,243          16,910
                                                   -----------------------------------------------------------

INTEREST EXPENSE:
 Interest on deposits                                   2,414           2,479           7,397           7,466
 Interest on borrowings                                                   273             257             895
                                                   -----------------------------------------------------------

  Total interest expense                                2,414           2,752           7,654           8,361
                                                   -----------------------------------------------------------

 Net interest income                                    2,842           2,909           8,589           8,549
 Provision for loan losses
 Net interest income after provision
  for loan losses                                       2,842           2,909           8,589           8,549
                                                   -----------------------------------------------------------

NONINTEREST INCOME:
 Fees and service charges                                 168             148             522             393
 Income from real estate operations                         2               2               6               6
 Rent on safe deposit boxes                                14              10              23              19
  Other, net                                                2              22               5              44
                                                   -----------------------------------------------------------

  Total noninterest income, net                           186             182             556             462
                                                   -----------------------------------------------------------


GENERAL AND ADMINISTRATIVE EXPENSES:
 Compensation and fringe benefits                         540             531           1,645           1,565
 Occupancy and building                                    68              53             183             159
 Federal insurance premiums                                33              33              97              99
 Computer services                                        152              82             341             252
 Other                                                    240             240             763             707
                                                   -----------------------------------------------------------
  Total general and administrative
   expenses                                             1,033             939           3,029           2,782
                                                   -----------------------------------------------------------

INCOME BEFORE INCOME TAXES                              1,995           2,152           6,116           6,229
INCOME TAX EXPENSE                                        734             798           2,250           2,301
                                                   -----------------------------------------------------------

NET INCOME                                         $    1,261      $    1,354      $    3,866      $    3,928
                                                   ===========================================================
NET INCOME PER COMMON SHARE:
  Basic:                                           $     0.35      $     0.37      $     1.05      $     1.06
                                                   ===========================================================

  Diluted:                                         $     0.33      $     0.34      $     0.97      $     0.98
                                                   ===========================================================
 WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic:                                            3,613,559       3,704,823       3,678,848       3,694,114
                                                   ===========================================================

  Diluted:                                          3,879,896       4,035,403       3,967,173       4,015,417
                                                   ===========================================================

See notes to consolidated financial statements.

FIRST SAVINGS BANCORP, INC.
------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             NINE MONTHS ENDED
                                                                 MARCH 31,
                                                           ---------------------
($ in thousands)                                             1999         1998
                                                           ---------------------
OPERATING ACTIVITIES:
 Net income                                                $  3,866    $  3,928
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation of premises and equipment                         84          75
  Issuance of ESOP shares                                       240         227
  Net amortization on investments                               152          73
  Loan origination fees and costs deferred,
   net of current amortization                                  (25)         (8)
 Changes in:
  Other assets                                                  403         152
  Other liabilities                                            (254)       (354)
                                                           ---------------------

   Net cash provided by operating activities                  4,466       4,093
                                                           ---------------------

INVESTING ACTIVITIES:
 Net (increase) decrease in interest-earning
  deposits with banks                                       (14,749)     (1,814)
 Proceeds from maturities of investments                     51,000      27,500
 Purchases of investment securities                         (32,000)    (20,950)
 Principal repayments on mortgage-backed securities           1,938       1,335
 Loan originations net of repayments and net fees             2,098     (11,123)
 Proceeds from sale of property and equipment                                 9
 Gain on sale of property and equipment                                      (7)
 Purchases of premises and equipment                           (443)        (63)
 Proceeds from sale of real estate                                          188
 Gain on sale of real estate                                                (21)
                                                           ---------------------

  Net cash provided by (used in) investing activities         7,844      (4,946)
                                                           ---------------------

FINANCING ACTIVITIES:
 Net increase in deposits                                    14,222       8,855
 Net decrease in borrowed funds                             (20,000)     (5,000)
 Net proceeds from exercise of stock options                    324         110
 Repurchases of common stock                                 (5,244)
 Cash dividends paid                                         (2,770)     (2,366)
                                                           ---------------------

  Net cash provided by (used in) financing activities       (13,468)      1,599
                                                           ---------------------

INCREASE IN CASH AND DUE FROM BANKS                          (1,158)        746

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                  3,825       2,801
                                                           ---------------------

CASH AND DUE FROM BANKS, END OF PERIOD                     $  2,667    $  3,547
                                                           =====================

SUPPLEMENTAL DISCLOSURES:
------------------------
 Cash paid for:
  Interest on deposits                                     $  7,374    $  7,417
  Interest on borrowed funds                                    332         916
  Income taxes                                                2,246       2,495

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

2.  Accounting Policies:  The significant accounting policies followed by First
    --------------------
    Savings for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 or Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and nine month periods ended March 31, 1999 are not necessarily indicative of the results of operations that may be expected for the year ending June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended June 30, 1998.

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

                                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                                       MARCH 31,             MARCH 31,
                                                --------------------    --------------------
                                                  1999        1998        1999        1998
                                                --------------------    --------------------
Weighted average number of common
 shares used in basic EPS                       3,613,559  3,704,823    3,678,848  3,694,114
Effect of dilutive stock options                  266,337    330,580      288,325    321,303
                                                ---------  ---------    ---------  ---------

Weighted average number of common
 shares and dilutive potential common
 shares used in diluted EPS                     3,879,896  4,035,403    3,967,173  4,015,417
                                                =========  =========    =========  =========

4.  Stock Repurchase Plan:  On September 12, 1996 First Savings' Board of
    ----------------------
    Directors adopted the First Savings Bancorp, Inc. Stock Repurchase Plan. Pursuant to the Plan, First Savings may repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions in accordance with regulatory requirements. On September 27, 1996 First Savings initiated a plan to repurchase 10% of its stock. As of March 31, 1999, 311,811 shares have been repurchased.

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

FINANCIAL CONDITION

First Savings had total assets of $294.2 million at March 31, 1999 compared to $304.2 million at June 30, 1998. The decrease was primarily attributable to maturing investment securities and the repayment of $20.0 million in borrowed funds. Net loans decreased from $208.1 million at June 30, 1998 to $206.0 million at March 31, 1999. This was partially due to a slow down in new loan originations and an increase in the percentage of loans originated for sale in the secondary market.

Deposits increased by $14.2 million to $226.1 million at March 31, 1999 from $211.9 million at June 30, 1998, and shareholders' equity decreased from $69.5 million at June 30, 1998 to $65.7 million at March 31, 1999 as a result of stock repurchases.

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

As of March 31, 1999, liquid assets (cash and cash equivalents, and marketable investment securities, less pledged investments) were approximately $78.4 million, which represents 34.7% of deposits. As a North Carolina chartered savings bank, First Savings is required to maintain liquid assets equal to at least 10.0% of its total assets. At March 31, 1999, this liquidity ratio, based on North Carolina regulations, was 26.6% Management considers current liquidity levels to be adequate to meet First Savings' foreseeable needs.

At March 31, 1999, outstanding mortgage loan commitments and available home equity line of credit balances were $19.4 million, available credit card line of credit balances were $4.0 million and the undisbursed portion of construction loans was $9.9 million. Funding for these commitments is expected to be provided from deposits, loan and mortgage-backed securities principal repayments, maturing investments and income generated from operations.

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

       ACTUAL CAPITAL AMOUNTS AND RATIOS FOR FIRST SAVINGS AND THE BANK
                       ARE PRESENTED IN THE TABLE BELOW:

                                                                                            TO BE WELL
                                                                                         CAPITALIZED UNDER
                                                                        FOR CAPITAL      PROMPT CORRECTIVE
                                                       ACTUAL        ADEQUACY PURPOSES   ACTION PROVISIONS
                                                 AMOUNT     RATIO     AMOUNT     RATIO    AMOUNT     RATIO
                                                ----------------------------------------------------------
AS OF MARCH 31, 1999

 Total Capital (to Risk Weighted Assets:
  Consolidated                                  $66,182     43.93%   $12,053      *8.0%       n/a       n/a
  First Savings Bank of Moore Co., Inc., SSB    $58,856     39.06%   $12,053     **8.0%   $15,066   **10.0%

 Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                                  $65,586     43.53%   $ 6,027     **4.0%       n/a       n/a
  First Savings Bank of Moore Co., Inc., SSB    $58,260     38.66%   $ 6,028     **4.0%   $ 9,040    **6.0%

 Tier 1 Capital (to Average Assets):
  Consolidated                                  $65,586     22.57%   $11,624     **4.0%       n/a       n/a
  First Savings Bank of Moore Co., Inc., SSB    $58,260     20.41%   $11,419     **4.0%   $14,530     *5.0%

*  Greater than.
** Greater than or equal.

In addition to federal regulatory requirements, the Bank is subject to a North Carolina savings bank capital requirement of at least 5% of total assets. At March 31, 1999, the Bank's capital ratio under the North Carolina requirements was 20.02%.

At March 31, 1999, First Savings and the Bank exceeded all capital requirements.

FIRST SAVINGS BANCORP, INC.
------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998.

Net income for the three months ended March 31, 1999 was $1,261,000, compared to $1,354,000 for the same period in 1998. Basic and diluted earnings per share for the three months ended March 31, 1999 was $0.35 and $0.33, respectively, compared to $0.37 and $0.34, respectively, for the same period of the prior year. The decrease in earnings was primarily due to decreases in the net interest margin and an increase in computer service expenses.

Net interest income for the quarter ended March 31, 1999 decreased $67,000 due primarily to a decrease in the level of earning assets.

General and administrative expenses increased from $939,000 for the quarter ended March 31, 1998 to $1,033,000 for the quarter ended March 31, 1999 due primarily to increases in computer services related to the year 2000.


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND
1998.

Net income for the nine months ended March 31, 1999 was $3,866,000, compared to $3,928,000 for the same period in 1998. Basic and diluted earnings per share for the nine months ended March 31, 1999 was $1.05 and $0.97, respectively, compared to $1.06 and $0.98, respectively, for the same period of the prior year. The decrease in earnings was primarily due to increases in general and administrative expenses.

Net interest income increased $40,000 from $8,549,000 for the nine months ended March 31, 1998 to $8,589,000 for the same period of the current year. The increase was primarily due to higher interest rates spreads.

Led by fees and service charges, noninterest income increased $94,000 or 20.3% from $462,000 for the nine month period ended March 31, 1998 to $556,000 for the same period of the current year.

General and administrative expenses for the nine month period ended March 31, 1999 was $3,029,000 compared to $2,782,000 for the same period of the prior year. The increase was primarily due to increases in compensation and fringe benefits and computer related expense associated with the year 2000.


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




                                     FIRST SAVINGS BANCORP, INC.




                                      /s/ John F. Burns
     ____________________             -----------------
             Date                     John F. Burns
                                      President



                                      /s/ Timothy S. Maples
     ____________________             ---------------------
             Date                     Timothy S. Maples
                                      Vice President/ Chief Financial Officer