Form 10-K
period 1999-06-30
FIRST SAVINGS BANCORP INC
filed 1999-09-24
CIK 912836

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________

                                   FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended  June 30, 1999
                                 ---------------

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the fiscal year ended _______________


                     Commission file number    0-27098
                                             -----------

                        FIRST SAVINGS BANCORP, INC.
                       -----------------------------
            (Exact name of registrant as specified in its charter)

            North Carolina                              56-1842701
    -------------------------------         ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

 205 S.E. Broad Street, P.O. Box 1657
   Southern Pines, North Carolina                             28388
---------------------------------------                     ----------
(Address of principal executive office)                     (Zip Code)

      Registrant's telephone number, including area code  (910) 692-6222
                                                         ----------------

      Securities Registered Pursuant to Section 12(b) of the Act:   None
                                                                  --------

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

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $69,646,540 common stock, no par value, based on the closing price of
        -----------------------------------------------------------------------
such common stock on August 31, 1999.
------------------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
3,482,327 shares of common stock, no par value, outstanding at August 31, 1999.
--------------------------------------------------------------------------------


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of First Savings Bancorp, Inc. for the year ended June 30, 1999, are incorporated by reference into Part I, Part II and Part IV.

Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders of First Savings Bancorp, Inc. to be held on October 28, 1999, are incorporated by reference into Part III.

                                    PART I


ITEM 1.  BUSINESS

General

     First Savings Bancorp, Inc. (the "Holding Company") is a savings bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the savings bank holding company laws of North Carolina. The Holding Company's office is located at 205 S.E. Broad Street, Southern Pines, North Carolina. The Holding Company's activities consist of the ownership of First Savings Bank of Moore County, Inc., SSB (the "Bank"). The Holding Company's principal sources of income are earnings on its investments. In addition, the Holding Company receives any dividends which are declared and paid by the Bank on its capital stock.

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

     The Bank conducts its business through six offices in Southern Pines, Pinehurst, Carthage and West End, North Carolina.

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

Lending Activities

     First Savings' primary source of revenue is interest and fee income from its real estate lending activities, consisting primarily of mortgage loans for the purchase, refinancing or construction of one-to-four family residential real property located in its primary market area. First Savings also makes loans secured by multi-family residential and non-residential real estate, home equity and home improvement loans, savings account loans, installment loans and credit card loans. As a result, over 98% of First Savings' loan portfolio is secured by real estate. As of June 30, 1999, over 98% of the net amount of First Savings' real estate loan portfolio was secured by properties in North Carolina. On June 30, 1999, the largest amount First Savings had outstanding to any one borrower and its affiliates was approximately $2,357,000. This loan was performing in accordance with its original terms as of that date. In addition to interest earned on loans, First Savings receives fees in connection with loan originations, loan modifications, late payments, loan assumptions and other miscellaneous services.

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

     First Savings purchased loan participations totaling $65,000, $95,000, and $145,000 during the years ended June 30, 1999, 1998 and 1997, respectively. All such loan participations are secured by real property located in North Carolina.

     First Savings' ratio of loan loss allowances to nonperforming assets at June 30, 1999, 1998 and 1997, was 188.01%, 109.36%, and 241.60%, respectively.

Investments and Mortgage-Backed Securities

     Interest income from mortgage-backed securities and investment securities generally provides the second largest source of income to First Savings after interest on loans. In addition, First Savings receives interest income from interest-bearing deposits in other financial institutions.

     On June 30, 1999, First Savings' investment securities portfolio consisted of U.S. government and U.S. agency obligations, North Carolina and municipal obligations and FHLB of Atlanta stock.

     As of June 30, 1999, $6.0 million of investment securities were pledged as collateral for individual and public deposits.

     As a member of the FHLB of Atlanta, First Savings is required to maintain an investment in stock of the FHLB of Atlanta equal to the greater of 1% of First Savings' outstanding home loans or 5% of its outstanding advances from the FHLB of Atlanta. No ready market exists for such stock, which is carried at cost. As of June 30, 1999, First Savings' investment in stock of the FHLB of Atlanta was approximately $1.9 million.

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


                                                                                  At June 30,
                                                 -------------------------------------------------------------------------
                                                            1999                       1998                   1997
                                                  -----------------------     -------------------     --------------------
                                                  Amortized       Market      Amortized    Market     Amortized     Market
                                                    Cost           Value         Cost       Value        Cost        Value
                                                  ---------       -------     ---------   -------     ---------    -------
                                                                              (In Thousands)
  Interest-bearing deposits in other
    financial institutions.................       $   3,085       $ 3,085     $   3,991   $ 3,991     $   6,301    $ 6,301
                                                  =========       =======     =========   =======     =========    =======
Securities available-for-sale/1/:
  U.S. government and agency
    securities.............................       $  54,036       $53,437     $ 71,164    $71,695     $  78,881    $79,282
  Obligations of states and political
    subdivisions...........................           1,335         1,359          950        987           950        975
  Federal Home Loan Bank stock.............           1,929         1,929        1,930      1,930         1,930      1,930
  Other....................................              50            50           50         50
                                                  ---------       -------     ---------   -------     ---------    -------

Total securities available-for-sale........       $  57,350       $56,775     $  74,094   $74,662     $  81,760    $87,187
                                                  =========       =======     =========   =======     =========    =======
Securities held-to-maturity/1/:
  U.S. government and agency
    securities.............................       $  13,015       $13,000     $           $           $            $
  Obligations of states and political
    subdivisions...........................              --            --
  Federal Home Loan Bank stock.............
  Mortgage-backed securities...............          23,693        23,154                                 6,572      6,672
                                                  ---------       -------     ---------   -------     ---------    -------

Total securities held-to-maturity..........       $  36,708       $36,154     $           $           $   6,572    $ 6,672
                                                  =========       =======     =========   =======     =========    =======

______________________
/1/ The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities" which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are to be classified in three categories and accounted for as follows: (i) debt securities that the entity has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; (ii) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with net unrealized gains and losses included in earnings; and (iii) debt and equity securities not classified as either held-to-maturity or trading securities are classified as securities available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of equity. First Savings has no trading securities. First Savings adopted SFAS 115 on July 1, 1994.

     Information regarding the interest rate sensitivity of First Savings' mortgage-backed and investment securities as of June 30, 1999 is set forth on page 5 of the First Savings' 1999 Annual Report which is incorporated herein by reference.

Deposits and Borrowings

     Deposits. Deposits are the primary source of First Savings' funds for lending and other investment purposes. On June 30, 1999, 1998 and 1997, First Savings' savings deposits totaled $226.7 million, $211.9 million, and $204.3 million, respectively. In addition to deposits, First Savings derives funds from loan principal repayments, interest payments, interest income from mortgage-backed securities, investment income, interest from its own interest-bearing deposits, and otherwise from its operations. Loan repayments are a relatively stable source of funds while deposit inflows and outflows may be significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

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

     As of June 30, 1999, the aggregate amount outstanding of certificates of deposit in amounts of $100,000 or more was approximately $31.2 million. Some of these deposits were deposits of state and local governments which are subject to rebidding from time to time and to securitization requirements. The scheduled maturities of certificates of deposit with balances of $100,000 or more are set out on page 30 of First Savings' 1999 Annual Report which is incorporated herein by reference.

     Borrowings.  First Savings is a member of the FHLB of Atlanta, and the
FHLB system functions in a reserve credit capacity for savings institutions. As a member, First Savings is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances from the FHLB of Atlanta on the security of that stock and a floating lien on certain of its real estate secured loans and other assets. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB
of Atlanta's assessment of the institution's creditworthiness.   As of June 30,
1999, First Savings had $20.0 million in borrowings outstanding to the FHLB of Atlanta.

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

Subsidiaries

     The Bank has one wholly-owned subsidiary, Moore Service Corporation ("Moore Service"). Moore Service, a North Carolina corporation, serves as the trustee in deeds of trust securing loans made by First Savings. The financial statements of Moore Service are consolidated with those of First Savings. Moore Service has the same Board of Directors as the Bank, and John F. Burns is its Chief Executive Officer.

Competition

     First Savings faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its primary market area, including large financial institutions which have greater financial and marketing resources available to them. First Savings has also faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The ability of First Savings to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities. As of June 30, 1999, there were at least twelve other financial institutions with offices in Moore County, North Carolina. Based upon comparative data as of June 30, 1999, First Savings had the second largest share of deposits in Moore County, totaling approximately 21% of all deposits in the county.

Employees

     As of June 30, 1999, First Savings had 48 full-time employees and two part-time employees. First Savings provides its employees with a comprehensive benefits program, including basic and major medical insurance, life and disability insurance, sick leave, education cost sharing, and payment of certain civic club dues. In addition, First Savings maintains an employee profit sharing plan covering all eligible employees. Under this plan, First Savings annually contributes an amount equal to at least 5% of participants' salaries. During the fiscal years ended June 30, 1999, 1998 and 1997, contributions to this plan were $121,987, $112,910, and $97,539, respectively. In addition, First Savings pays discretionary bonuses to all of its employees based upon its after-tax earnings. In recent years, these bonuses have equalled 4% of after-tax earnings. In addition, First Savings has an ESOP, a stock based management recognition plan, and stock option plans. Employees are not represented by any union or collective bargaining group, and First Savings considers its employee relations to be good.

Federal Income Taxation

     General. Savings institutions such as First Savings are subject to the taxing provisions of the Internal Revenue Code of 1986, as amended (the "Code"), for corporations, as modified by certain provisions specifically applicable for financial or thrift institutions. Income is reported using the accrual method of accounting. The maximum corporate federal income tax rate is 35%.

     Bad Debt Reserves. For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Code were permitted certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally loans secured by interests in real property improved or to be improved) under (i) a method based on a percentage of the institution's taxable income, as adjusted (the "percentage of taxable income method") or (ii) a method based on actual loss experience (the "experience method"). The reserve for nonqualifying loans was computed using the experience method.

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

     In August 1996, provisions repealing the thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminated the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. For taxable years beginning after December 31, 1995, the Bank's bad debt deduction is based on the experience method. These rules also require that all thrift institutions recapture all or a portion of their bad debt reserves added since the last taxable year beginning before January 1, 1988. The new rules allow an institution to suspend the bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institution's average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase and home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed form the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The Bank has previously recorded a deferred tax liability equal to the bad debt recapture applicable to the post-1987 additions to its bad debt reserve. As a result, this recapture requirement applicable to 1987 additions to bad debt reserves will have no material impact on the Bank's net income or federal income tax expense.

     Taxable Distributions and Recapture. Prior to the 1996 legislation, bad debt reserves created prior to the 1988 tax year were subject to recapture into taxable income should the thrift institution fail to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift-related recapture rules. The Bank is not required to provide a deferred tax liability for the tax effect of additions to the tax bad debt reserve through 1987.

     Retained income at June 30, 1999, includes approximately $5.3 million for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for income tax purposes only. Reductions of the amount so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate.

     Alternative Minimum Tax. First Savings may also be subject to the corporate alternative minimum tax ("AMT"). This tax is applicable only to the extent it exceeds the regular corporate income tax. The AMT is imposed at the rate of 20% of the corporation's alternative minimum taxable income ("AMTI") subject to applicable statutory exemptions. AMTI is calculated by adding certain tax preference items and making certain adjustments to the corporation's regular taxable income. Preference items and adjustments generally applicable to financial institutions include, but are not limited to, the following:

 .    the excess of the bad debt deduction over the amount that would have been allowable on the basis of actual experience;

 .    interest on certain tax-exempt bonds issued after August 7, 1986; and

 .    75% of the excess, if any, of a corporation's adjusted earnings and profits over its AMTI (as otherwise determined with certain adjustments).

Net operating loss carryovers, subject to certain adjustments, may be utilized to offset up to 90% of the AMTI. Credit for AMT paid may be available in future years to reduce future regular federal income tax liability. First Savings has not been subject to the AMT in recent years.

     First Savings' federal income tax returns have not been audited in the last ten tax years.

State and Local Taxation

     Under North Carolina law, the corporate income tax rate for the 1996, 1997 and 1998 tax years was 7.75%, 7.5% and 7.25%, respectively, of federal taxable income as computed under the Code, subject to certain prescribed adjustments. An annual state franchise tax is imposed at a rate of 0.15% applied to the greatest of the institution's (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina or (iii) appraised valuation of property in North Carolina.

     The North Carolina corporate tax rate is 7% in 1999 and, under current legislation, will drop to 6.90% thereafter.

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

     Capital Maintenance. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all acceptable capital standards as of the time the institution fails to comply with such capital restoration plan. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

     In addition, insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by either the Savings Association Insurance Fund (the "SAIF") or the Bank Insurance Fund (the "BIF") as a result of the default of a commonly controlled insured depository institution and for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

     Dividend and Repurchase Limitations. The Company must obtain Federal Reserve approval in order to use more than 10% of its net worth to make stock repurchases during any twelve-month period unless the Company (i) both before and after the redemption satisfies capital requirements for "well capitalized" state member banks; (ii) received a one or two rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues. First Savings is also subject to limits on dividend payments. First Savings is prohibited, under the North Carolina Business Corporation Act, from paying a dividend if such payment would (i) cause First Savings to be unable to pay its debts as they become due in the ordinary course of business or (ii) reduce First Savings' total assets below the sum of First Savings' total liabilities plus any amounts which would be needed, if First Savings were to be dissolved at the time of distribution, to satisfy the preferential rights that are superior to holders of the Common Stock. Although the payment of dividends and repurchase of stock by the Company are subject to the requirements and limitations of North Carolina corporate law, except as set forth in this paragraph, neither the Administrator nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares. However, the ability of the Company to pay dividends or repurchase shares may be dependent upon the Company's receipt of dividends from the Bank. The Bank's ability to pay dividends is limited. See "Regulation of the Bank -- Restrictions on Dividends and Other Capital Distributions."

     Federal Securities Law. The Company has registered its Common Stock with the Securities Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

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

     The Bank is a North Carolina-chartered savings bank, is a member of the Federal Home Loan Bank ("FHLB") system, and its deposits are insured by the FDIC through the Savings Association Insurance Fund ("SAIF"). It is subject to examination and regulation by the FDIC and the Administrator and to regulations governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities, and general investment authority. Generally, North Carolina-chartered savings banks whose deposits are insured by the SAIF are subject to restrictions with respect to activities and investments, transactions with affiliates and loans-to-one-borrower similar to those applicable to federally-chartered SAIF-insured savings associations. Such examination and regulation is intended primarily for the protection of depositors and the federal deposit insurance funds.

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

     Further, current federal law has extended to savings institutions the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal stockholders. Under
Section 22(h), loans to directors, executive officers and stockholders who own, directly or indirectly, more than 10% of any class of voting securities of a savings institution and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the savings institution's loans-to-one borrower limit as established by federal law (as discussed below), and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and stockholders who own more than 10% of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the savings institution. Any "interested" director may not participate in the voting. The Federal Reserve has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of unimpaired capital and unimpaired surplus (up to $500,000). Further, pursuant to Section 22(h) the Federal Reserve requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and not involve more than the normal risk of repayment or present other unfavorable features. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     Deposit Insurance. The FDIC administers two separate deposit insurance funds. The SAIF maintains a fund to insure the deposits of most savings institutions and the BIF maintains a fund to insure the deposits of most commercial banks. The Bank is a member of the SAIF of the FDIC.

     The Bank is required to pay assessments to the FDIC based on a percentage of its insured deposits. Under the FDIC's risk-based deposit assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups - well capitalized, adequately capitalized or undercapitalized - using the same percentage criteria as in the prompt correct action regulations. See "-- Prompt Corrective Regulatory Action."

     Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

     The assessment rate for SAIF members had ranged from 0.23% of deposits for well capitalized institutions in Subgroup A to 0.31% of deposits for undercapitalized institutions in Subgroup C while assessments for over 90% of the BIF members had been the statutory minimum of $2,000. However, recently enacted legislation provided for a one-time assessment equal to 65.7 basis points times insured deposits as of March 31, 1995. This assessment fully capitalized the SAIF. Accordingly, although the special assessment resulted in a $1.2 million pre-tax (or a $700,000 net of tax) one-time charge to the Bank during its fiscal year ended December 31, 1996, the recapitalization of the SAIF had the effect of reducing the Bank's future deposit insurance premiums to the SAIF. Under the recently enacted legislation, most BIF members will be assessed approximately 1.3 basis points while the rate for most SAIF members will be approximately 6.4 basis points until January 1, 2000. At that time, BIF and SAIF members will begin pro rata sharing of the payment at an expected rate of 2.43 basis points.

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

     Community Reinvestment Act. The Bank, like other financial institutions, is subject to the Community Reinvestment Act, as amended ("CRA"). A purpose of the CRA is to encourage financial institutions to help meet the credit needs of its entire community, including the needs of low- and moderate-income neighborhoods. Financial institutions' compliance with the CRA is regularly evaluated by their regulatory agencies.

     Under recently adopted regulations, institutions are first evaluated and rated under three categories: a lending test, an investment test and a service test. For each of these three tests, the savings bank will be given a rating of either "outstanding," "high satisfactory," "low satisfactory," "needs to improve" or "substantial non-compliance." If an institution disagrees with a particular rating, the institution has the burden of rebutting the presumption by clearly establishing that the quantitative measures do not accurately present its actual performance, or that demographics, competitive conditions or economic or legal limitations peculiar to its service area should be considered. The ratings received under the three tests will be used to determine the overall composite CRA rating. The composite ratings will be the same as those that are currently given: "outstanding," "satisfactory," "needs to improve" or "substantial non-compliance."

     During the Bank's last compliance examination, which was performed by the FDIC on December 29, 1998, the Bank received a "outstanding" rating with respect to CRA compliance. The Bank's rating with respect to CRA compliance would be a factor to be considered by the Federal Reserve and FDIC in considering applications submitted by the Bank to acquire branches or to acquire or combine with other financial institutions and, if such rating was less than "satisfactory," could result in the denial of such applications.

     Capital Requirements. The FDIC requires the Bank to have a minimum leverage ratio of Tier I capital (principally consisting of common stockholders' equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, less certain intangibles goodwill items, identified losses and investments in securities subsidiaries), to total assets of at least 3%; provided, however that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating or experiencing any significant growth, are required to maintain a ratio of 1% or 2% above the stated minimum, with an absolute minimum leverage ratio of not less than 4%. The FDIC also requires the Bank to have a ratio of total capital to risk-weighted assets, including certain off-balance sheet activities, such as standby letters of credit, of at least 8%. At least half of the total capital is required to be Tier I capital. The remainder (Tier II capital) may consist of a limited amount of subordinated debt, certain hybrid capital instruments, other debt securities, certain types of preferred stock and a limited amount of general loan loss allowance.

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

     At June 30, 1999, the Bank complied with each of the capital requirements of the FDIC and the Administrator. For a description of the Bank's required and actual capital levels on June 30, 1999, see Note 11 captioned "Regulatory Restriction" on pages 32 and 33 of the 1999 Annual Report.

     Each federal banking agency is required to establish risk-based capital standards to take adequate account of interest rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages.

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

     Loans to One Borrower. The Bank is subject to the Administrator's loans-to-one-borrower limits. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the net worth of the savings bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of net worth. Notwithstanding the limits just described, savings banks may make loans to one borrower, for any purpose, in an amount not to exceed $500,000. A savings institution also is authorized to make loans to one borrower to develop domestic residential housing units, not to exceed the lesser of $30 million, or 30% of the savings institution's net worth, provided that

 .    the purchase price of each single-family dwelling in the development does not exceed $500,000;

 .    the savings institution is in compliance with its fully phased-in capital requirements;

 .    the loans comply with applicable loan-to-value requirements;

 .    the aggregate amount of loans made under this authority does not exceed
     150% of net worth; and

 .    the institution's regulator issues an order permitting the savings institution to use this higher limit.

These limits also authorize a savings bank to make loans-to-one borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of net worth.

     As of June 30, 1999, the largest aggregate amount of loans which the Bank had to any one borrower was $2.4 million; these loans were performing in accordance with their original terms as of June 30, 1999. The Bank had no loans outstanding which management believes violate the applicable loans-to-one borrower limits.

     Limitations on Rates Paid for Deposits. Regulations promulgated by the FDIC place limitations on the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution's normal market area. Under these regulations, "well capitalized" depository institutions may accept, renew or roll such deposits over without restriction, "adequately capitalized" depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew or roll such deposits over. The definitions of "well capitalized," "adequately capitalized" and "undercapitalized" are the same definitions adopted by the FDIC to implement the corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991. See "-- Prompt Corrective Regulatory Action." As of June 30, 1999, the Bank was considered to be "well capitalized" and, thus, was not subject to the limitations on rates payable on its deposits.

     Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On June 30, 1999, the Bank was in compliance with this requirement with an investment in FHLB of Atlanta stock of $1.9 million.

     Federal Reserve System. Regulation D, promulgated by the Federal Reserve, imposes reserve requirements on all depository institutions, including savings banks and savings institutions, which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts) at a savings institution. For 1998, a depository institution must maintain average daily reserves equal to 3% of the first $47.8 million of net transaction accounts, plus 10% of that portion of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances are exempt from the reserve requirements. These percentages and threshold limits are subject to adjustment by the Federal Reserve.

     Restrictions on Acquisitions. Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in FDIC regulations, of an insured institution, such as the Bank, without giving at least 60 days' written notice to the FDIC and providing the FDIC an opportunity to disapprove the proposed acquisition. Pursuant to regulations governing acquisitions of control, control of an insured institution is conclusively deemed to have been acquired, among other things, upon the acquisition of more than 25% of any class of voting stock. In addition, control is presumed to have been acquired, subject to rebuttal, upon the acquisition of more than 10% of any class of voting stock. Such acquisitions of control may be disapproved if it is determined, among other things, that

 .    the acquisition would substantially lessen competition;

 .    the financial condition of the acquiring person might jeopardize the financial stability of the savings bank or prejudice the interests of its depositors; or

 .    the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person.

     Liquidity. The Bank is subject to the Administrator's requirement that the ratio of liquid assets to total assets equal at least 10%. The computation of liquidity under North Carolina regulation allows the inclusion of mortgage-backed securities and investments which, in the judgment of the Administrator, have a readily marketable value, including investments with maturities in excess of five years. At June 30, 1999, the Bank's liquidity ratio, calculated in accordance with North Carolina regulations, was approximately 30.1%.

     Prompt Corrective Regulatory Action. The Federal Deposit Insurance Corporation Act of 1991 provided the federal banking agencies with broad powers to take corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized,"
"undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under the FDIC regulations applicable to the Bank, an institution is considered "well capitalized" if it has

 .    a total risk-based capital ratio of 10% or greater,

 .    a Tier I risk-based capital ratio of 6% or greater,

 .    a leverage ratio of 5% or greater and

 .    is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

An "adequately capitalized" institution is defined as one that has

 .    a total risk-based capital ratio of 8% or greater,

 .    a Tier I risk-based capital ratio of 4% or greater and

 .    a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth).

An institution is considered "undercapitalized" if it has

 .    a total risk-based capital ratio of less than 8%,

 .    a Tier I risk-based capital ratio of less than 4% or

 .    a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating and which is not experiencing or anticipating significant growth).

An institution is considered "significantly undercapitalized" if the institution has

 .    a total risk-based capital ratio of less than 6%, or

 .    a Tier I risk-based capital ratio of less than 3% or

 .    a leverage ratio of less than 3%.

An institution is considered "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%. The Bank is considered to be "well capitalized" under the rules set forth above.

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

     Restrictions on Dividends and Other Capital Distributions. A North Carolina-chartered stock savings bank may not declare or pay a cash dividend on, or repurchase any of, its capital stock if the effect of such transaction would be to reduce the net worth of the institution to an amount which is less than the minimum amount required by applicable federal and state regulations. In fiscal 2000, the amount of dividends that can be paid by the Bank without prior approval from regulators is approximately $2.5 million. These funds should be adequate to cover the Holding Company's needs.

     Under FDIC regulations, stock repurchases may be made by the Bank only after receipt of FDIC approval. In addition, the Bank is not permitted to declare or pay a cash dividend or repurchase any of its capital stock if the effect thereof would be to cause its net worth to be reduced below the amount required for the liquidation account established in connection with the Bank's conversion from mutual to stock ownership.

     Additional Federal Limitations on Activities. Recent FDIC law and regulations generally provide that the Bank may not engage as principal in any type of activity, or in any activity in an amount, not permitted for national banks, or directly acquire or retain any equity investment of a type or in an amount not permitted for national banks. The FDIC has authority to grant exceptions from these prohibitions (other than with respect to non-service corporation equity investments) if it determines no significant risk to the insurance fund is posed by the amount of the investment or the activity to be engaged in and if the Bank is and continues to be in compliance with fully phased-in capital standards. National banks are generally not permitted to hold equity investments other than shares of service corporations and certain federal agency securities. Moreover, the activities in which service corporations for savings banks are permitted to engage are limited to those of service corporations for national banks.

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

     Subject to limitation by the Administrator, North Carolina-chartered savings banks may make any loan or investment or engage in any activity which is permitted to federally chartered institutions. However, a North Carolina-chartered savings bank cannot invest more than 15% of its total assets in business, commercial, corporate and agricultural loans. In addition to such lending authority, North Carolina-chartered savings banks are authorized to invest funds, in excess of loan demand, in certain statutorily permitted investments, including but not limited to

 .    obligations of the United States, or those guaranteed by it;

 .    obligations of the State of North Carolina;

 .    bank demand or time deposits;

 .    stock or obligations of the federal deposit insurance fund or a FHLB;

 .    savings accounts of any savings institution as approved by the board of directors; and

 .    stock or obligations of any agency of the State of North Carolina or of the
     United States or of any corporation doing business in North Carolina whose principal business is to make education loans.

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

ITEM 2.  PROPERTIES

     At June 30, 1999, First Savings conducted its business from the headquarters office in Southern Pines, North Carolina, and its five branch offices in Southern Pines, Pinehurst, Carthage and West End, North Carolina.
The following table sets forth certain information regarding First Savings' properties as of June 30, 1999. All properties are owned by First Savings, with the exception of the Pinehurst Office which has been leased for a term of 15 years with an expiration date of 2003 and the Belle Meade Office for which there is currently no lease agreement. Rentals paid by First Savings under that lease totaled $10,200 for the fiscal year ended June 30, 1999.


                                                                       Net Book
                                                                       Value of
          Address                                                      Property
          -------                                                      --------

Headquarters Office                                                    $521,711
  205 S.E. Broad Street
  Southern Pines, North Carolina 28387

Pinecrest Plaza Office                                                  983,077
  46 Pinecrest Plaza
  Southern Pines, North Carolina 28387

Pinehurst Office                                                         27,012
  10 Chinquapin Road
  Pinehurst, North Carolina 28374

Carthage Office                                                         103,727
  109 Monroe Street
  Carthage, North Carolina 28327

Seven Lakes Office                                                      127,050
  200 Grant Street
  Seven Lakes Shopping Center
  West End, North Carolina 27376

Belle Meade Office                                                        4,466
 100 Waters Drive
 Belle Meade Retirement Resort
 Southern Pines, North Carolina 28387


The total net book value of First Savings' furniture, fixtures and equipment on June 30, 1999 was $532,168. The properties are considered by First Savings' management to be in good condition.

ITEM 3.  LEGAL PROCEEDINGS

     In the opinion of management, First Savings is not involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Holding Company's stockholders during the quarter ended June 30, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is set forth under the section captioned "Capital Stock" on page 40 of First Savings' 1999 Annual Report which is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this Item is set forth in the table captioned "Five Year Summary" on the inside cover of First Savings' 1999 Annual Report which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     See the information set forth under Item 1 above and the information set forth under the sections captioned "Financial Highlights" on page 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operation" on pages 4 through 16 in First Savings' 1999 Annual Report, which sections are incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this Item is set forth under the caption "Market Risk" on page 5 of "Management's Discussion and Analysis" in First Savings' 1999 Annual Report, which section is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of First Savings and supplementary data set forth on pages 18 through 38 of First Savings' 1999 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on accounting and financial disclosures during the fiscal year ended June 30, 1999 and the interim subsequent period. See the information set forth under the section captioned "Proposal 2 -- Ratification of Selection of Independent Auditor" on page 13 of the Proxy Statement for the 1999 Annual Meeting of Shareholders of First Savings Bancorp, Inc. to be held on October 28, 1999 (the "Proxy Statement").

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is set forth in the tables on pages 5 and 8 under the section captioned "Proposal 1 - Election of Directors" of the Proxy Statement and the section captioned "Compliance with Section 16(a) of the Exchange Act" on page 4 of the Proxy Statement, which sections are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION AND TRANSACTIONS

     The information required by this Item is set forth under the sections captioned "Proposal 1 - Election of Directors - Directors' Compensation" and "-- Management Compensation" on pages 6 through 7 and 8 through 10, respectively, of the Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is set forth under the section captioned "Security Ownership of Certain Beneficial owners" on pages 2 through 4 of the Proxy Statement, which section is incorporated herein by reference.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(a)1. Consolidated Financial Statements (contained in First Savings' 1999 Annual Report attached hereto as Exhibit (13) and incorporated herein by reference)

          (a)  Independent Auditors' Report

          (b) Consolidated Statements of Financial Condition as of June 30, 1999 and 1998

          (c) Consolidated Statements of Income for the Years Ended June 30, 1999, 1998 and 1997

          (d) Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 1999, 1998 and 1997

          (e) Consolidated Statements of Cash Flows for the Years Ended June 30, 1999, 1998 and 1997

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

          Exhibit (10)(ii)(g)    First Savings Bancorp, Inc. Second Nonqualified
                                 Stock Option Plan for Directors, dated June 30,
                                 1999

          Exhibit (11)           Statement Regarding Computation of Per Share
                                 Earnings

          Exhibit (12)           Statement Regarding Computation of Ratios

          Exhibit (13)           1999 Annual Report to Security Holders

          Exhibit (21)           Subsidiaries of the Registrant, incorporated
                                 herein by reference to Exhibit (21) to the
                                 Registration Statement on Form 8-A,
                                 Registration No. 0-27-098, dated October 26,
                                 1995

          Exhibit (27)           Financial Data Schedule

14(b) First Savings filed no reports on Form 8-K during the last quarter of the fiscal year ended June 30, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST SAVINGS BANCORP, INC.


Date: September 9, 1999            By:  /s/ John F. Burns
                                        ----------------------------------------
                                        John F. Burns
                                        President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                              Title                                     Date
---------                                              -----                                     ----

/s/ John F. Burns                            President, Chief Executive                   September 9, 1999
--------------------------------------
John F. Burns                                Officer and Director

/s/ William E. Samuels, Jr.                  Chairman of the Board of Directors of        September 9, 1999
--------------------------------------
William E. Samuels, Jr.                      the Company and Senior Vice President
                                             of the Bank

/s/ Timothy S. Maples                        Vice President, Chief Financial Officer      September 9, 1999
--------------------------------------
Timothy S. Maples                            and Treasurer

/s/ Virginia C. Brandt                       Director                                     September 9, 1999
--------------------------------------
Virginia C. Brandt

/s/ H. David Bruton                          Director                                     September 9, 1999
--------------------------------------
H. David Bruton

/s/ Felton J. Capel                          Director                                     September 9, 1999
--------------------------------------
Felton J. Capel

/s/ J. E. Causey                             Director                                     September 9, 1999
--------------------------------------
J. E. Causey

/s/ Henry A. Clayton                         Director                                     September 9, 1999
--------------------------------------
Henry A. Clayton

/s/ Frank G. Hardister                       Director                                     September 9, 1999
--------------------------------------
Frank G. Hardister

/s/ W. Harrell Johnson                       Director                                     September 9, 1999
--------------------------------------
W. Harrell Johnson

/s/ Joe Montesanti, Jr.                      Director                                     September 9, 1999
--------------------------------------
Joe Montesanti, Jr.

/s/ Thomas F. Phillips                       Director                                     September 9, 1999
--------------------------------------
Thomas F. Phillips

                               INDEX TO EXHIBITS



Exhibit No.                        Description
-----------                        -----------

(10)(ii)(g) First Savings Bancorp, Inc. Second Nonqualified Stock Option Plan for Directors, dated June 30, 1999

(11)           Statement Regarding Computation of Per Share Earnings

(12)           Statement Regarding Computation of Ratios

(13)           1999 Annual Report to Security Holders

(27)           Financial Data Schedule