Form 10-Q
period 1999-09-30
FIRST SAVINGS BANCORP INC
filed 1999-11-12
CIK 912836

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC



                                    ------



                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1999              Commission File Number 0-27098



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

                                Yes [X]  No [ ]



As of October 31, 1999 there were 3,457,087 shares of the issuer's common stock issued and outstanding.

                          FIRST SAVINGS BANCORP, INC.


                               TABLE OF CONTENTS



PART I FINANCIAL INFORMATION                                         Page Number
----------------------------

     Item 1. Financial Statements

     Consolidated Statements of Financial Condition                        3

     Consolidated Statements of Income                                     4

     Consolidated Statements of Cash Flow                                  5

     Notes to Consolidate Financial Statements                             6


     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations             7-9



PART II OTHER INFORMATION
-------------------------

     Item 5. Other Information                                            9-10



SIGNATURES                                                                11

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

                                                         September 30,  June 30,
                                                        ------------------------
                                                             1999         1998
                                                        ------------------------
($ in thousands)

ASSETS
 Cash and due from banks                                   $  5,990     $  3,753
 Interest earning deposits with banks                            60        3,085
 Investment securities available for sale at fair value      63,572       54,846
 Investment securities held to maturity at amortized
  cost (fair values - $34,600 at September 30, 1999;
  $36,154 at June 30, 1999)                                  35,704       36,708
 Loans receivable (net of allowance for loan losses of
  $596 at September 30, and June 30, 1999)                  211,784      208,678
 Accrued interest receivable                                  1,753        1,730
 Premises and equipment                                       2,334        2,340
 Stock in the Federal Home Loan Bank of Atlanta,
  at cost                                                     1,929        1,929
 Prepaid expenses and other assets                              580          164
                                                        -------------------------

  TOTAL                                                    $323,706     $313,233
                                                        =========================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
 Deposits                                                  228,447       226,651
 Borrowed funds                                             25,000        20,000
 Accrued expenses and other liabilities                      6,719         2,354
                                                        -------------------------

  Total liabilities                                        260,166       249,005
                                                        -------------------------


SHAREHOLDERS' EQUITY:

 Preferred stock, no par value, 5,000,000 shares,
  authorized, none issued and outstanding
 Common stock, no par value, 20,000,000 shares
  authorized, 3,467,798 shares issued and outstanding
  at September 30, 1999; 3,503,763 at June 30, 1999         32,605        33,018
 Unearned compensation related to ESOP note payable                          (16)
Retained earnings                                           31,531        31,605
Accumulated other comprehensive income (loss)                 (596)         (379)
                                                        -------------------------

Total shareholders' equity                                  63,540        64,228
                                                        -------------------------

TOTAL                                                     $323,706      $313,233
                                                        =========================

See notes to consolidated financial statements

FIRST SAVING BANCORP, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                                                            Three Months Ended
                                                               September 30,
                                                        ------------------------
                                                           1999            1998
                                                        ------------------------
($ in thousands except per share data)

INTEREST AND DIVIDEND INCOME:
 Interest on loans receivable                           $   4,124     $    4,224
 Interest on mortgage-backed securities                       565            173
 Interest on investment securities                            883          1,121
 Dividends on investment securities                            36             36
 Other                                                         45             25
                                                        ------------------------
Total interest income                                       5,653          5,579
                                                        ------------------------
INTEREST EXPENSE:
 Interest on deposits                                       2,520          2,520
 Interest on borrowings                                       217            190
                                                        ------------------------
  Total interest expense                                    2,737          2,710
                                                        ------------------------

 Net interest income                                        2,916          2,869
 Provision for loan losses
  Net interest income after provision for
   loan losses                                              2,916          2,869
                                                        ------------------------

NONINTEREST INCOME:
 Fees and service charges                                     149            156
 Income from real estate operations                             2              2
 Rent on safe deposit boxes                                     4              2
  Other, net                                                   14              1
                                                        ------------------------
  Total noninterest income, net                               169            161
                                                        ------------------------

GENERAL AND ADMINISTRATIVE EXPENSES:
 Compensation and fringe benefits                             537            563
 Occupancy and building                                        80             62
 Federal insurance premiums                                    33             33
 Computer services                                            116             89
 Other                                                        232            237
                                                        ------------------------
  Total general and administrative expenses                   998            984
                                                        ------------------------

INCOME BEFORE INCOME TAXES                                  2,087          2,046
INCOME TAXES                                                  734            752
                                                        ------------------------

NET INCOME                                              $   1,353     $    1,294
                                                        ========================

NET INCOME PER COMMON SHARE:
 Basic                                                  $    0.39     $     0.35
                                                        ========================
 Diluted                                                $    0.37     $     0.32
                                                        ========================

WEIGHTED AVERAGE SHARES OUTSTANDING
 Basic                                                  3,494,102      3,718,420
                                                        ========================
 Diluted                                                3,698,576      4,018,718
                                                        ========================

See notes to consolidated financial statements.

FIRST SAVING BANCORP, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                                           Three Months Ended
                                                              September 30,
                                                        ------------------------
($ in thousands)                                          1999            1998
                                                        ------------------------

OPERATING ACTIVITIES:
 Net income                                            $  1,353        $  1,294
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation of premises and equipment                     38              26
  Issuance of ESOP shares                                    32              83
  Net amortization on investments                            86              47
  Loan origination fees and costs deferred, net
   of current amortization                                   12              11
 Changes in:
  Other assets                                             (304)           (115)
  Other liabilities                                       4,376             315
                                                        ------------------------

 Net cash provided by operating activities                5,593           1,661
                                                        ------------------------

INVESTING ACTIVITIES:
 Purchase of available for sale investment
  securities                                            (11,120)         (2,000)
 Proceeds from maturities and calls of:
  Available for sale investment securities                2,000          11,000
  Held to maturity investment securities                    984             331
 Loan originations net of repayments and net fees        (3,118)         (1,614)
 Purchase of premises and equipment                         (32)           (188)
                                                        ------------------------

 Net cash provided by (used in) investing
  activities                                            (11,286)          7,529
                                                        ------------------------

FINANCING ACTIVITIES:
 Net increase  in deposits                                1,796             682
 Net increase (decrease) in borrowed funds                5,000         (10,000)
 Net proceeds from exercise of stock options                100              18
 Repurchases of common stock                             (1,065)           (223)
 Cash dividends paid                                       (926)           (924)
                                                        ------------------------

  Net cash provided by (used in) financing
   activities                                             4,905         (10,447)
                                                        ------------------------

INCREASE IN CASH AND DUE FROM BANKS                        (788)         (1,257)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD              6,838           7,816
                                                        ------------------------

CASH AND DUE FROM BANKS, END OF PERIOD                 $  6,050        $  6,559
                                                        ========================

SUPPLEMENTAL DISCLOSURES:
-------------------------
 Cash paid for:
  Interest on deposits                                 $  2,539        $  2,528
  Interest on borrowed funds                                201             216
  Income taxes                                              785              10

See notes to consolidated financial statements.

FIRST SAVING BANCORP, INC.
--------------------------------------------------------------------------------


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

2.  Accounting Policies:  The significant accounting policies followed by First
    --------------------
    Savings for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 or Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three month period ended September 30, 1999 is not necessarily indicative of the results of operations that may be expected for the year ending June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended June 30, 1999.


3.  Earnings Per Common Share:  Effective July 1, 1997, First Savings Bank has
    --------------------------
    implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This Statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board ("APB") Opinion No. 15, Earnings per Share ("EPS"), and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with the presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.
    Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15.

    Basic and diluted earnings per share have been computed based upon net income as presented in the accompanying statements of operation divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below.

                                                      Three Months Ended
                                                         September 30,
                                                   ------------------------
Weighted average number of common                    1999           1998
                                                   ------------------------
           shares used in basic EPS                3,494,102      3,718,420
         Effect of dilutive stock options            204,474        300,298
                                                   ------------------------

         Weighted average number of common
           shares and dilutive potential common
           shares used in diluted EPS              3,698,576      4,018,718
                                                   ========================

4.  Stock Repurchase Plan:  On September 12, 1996 First Savings' Board of
    ----------------------
    Directors adopted the First Savings Bancorp, Inc. Stock Repurchase Plan. Pursuant to the Plan, First Savings may repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions in accordance with regulatory requirements.

FIRST SAVING BANCORP, INC.
--------------------------------------------------------------------------------

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

The Bank conducts its operations through its main office in Southern Pines, North Carolina and 5 branch offices located in Moore County.


Financial Condition

First Savings had total assets of $323.7 million at September 30, 1999 compared to $313.2 million at June 30, 1999. The growth was primarily attributable to increases in investment securities and net loans. Net loans increased from $208.7 million at June 30, 1999 to $211.8 million at September 30, 1999. This was partially due to a slow down in secondary loan originations and an increase in loans held in first Savings' loan portfolio. Investment securities available for sale increased from $54.8 million at June 30, 1999 to $63.6 million at September 30, 1999.

Deposits increased to $228.4 million at September 30, 1999 from $226.7 million at June 30, 1999, and shareholders' equity decreased from $64.2 million at June 30, 1999 from $63.9 million at September 30, 1999 as a result of stock repurchases and a decline in the fair value of investments held for sale.

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

As of September 30, 1999, liquid assets (cash and cash equivalents, and marketable investment securities, less pledged investments) were approximately $102.605 million, which represents 44.9% of deposits. As a North Carolina chartered savings bank, First Savings is required to maintain liquid assets equal to at least 10.0% of its total assets. At September 30, 1999, this liquidity ratio, based on North Carolina regulations, was 31.7% Management considers current liquidity levels to be adequate to meet First Savings' foreseeable needs.


At September 30, 1999, outstanding mortgage loan commitments and available home equity line of credit balances were $26.3 million, available credit card line of credit balances were $3.8 million and the undisbursed portion of construction loans was $10.1 million. Funding for these commitments is expected to be provided from deposits, loan and mortgage-backed securities principal repayments, maturing investments and income generated from operations.

FIRST SAVING BANCORP, INC.
--------------------------------------------------------------------------------

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


       Actual capital amounts and ratios for First Savings and the Bank are presented in the table below:

                                                                                                   To Be Well
                                                                                                Capitalized Under
                                                       For Capital                              Prompt Corrective
                                Actual              Adequacy Purposes                           Action Provisions
                           Amount    Ratio      Amount             Ratio                    Amount             Ratio
                          ----------------------------------------------------------------------------------------------------------
As of September 30, 1999

 Total Capital (to Risk
  Weighted Assets:
  Consolidated            $63,540    39.74%    $12,790   (greater than or equal to)8.0%    n/a       n/a
  First Savings Bank of
   Moore Co., Inc., SSB   $60,438    37.76%    $12,804   (greater than or equal to)8.0%    $16,005   (greater than or equal to)10.0%

 Tier 1 Capital (to Risk
  Weighted Assets):
  Consolidated            $62,944    39.37%    $ 6,395   (greater than or equal to)4.0%    n/a       n/a
  First Savings Bank of
   Moore Co., Inc., SSB   $59,842    37.39%    $ 6,402   (greater than or equal to)4.0%    $ 9,603   (greater than or equal to)6.0%

 Tier 1 Capital
  (to Average Assets):
  Consolidated            $62,944    19.76%    $12,743   (greater than or equal to)4.0%    n/a       n/a
  First Savings Bank of
   Moore Co., Inc., SSB   $59,842    18.74%    $12,771   (greater than or equal to)4.0%    $15,964   (greater than or equal to)5.0%


  In addition to federal regulatory requirements, the Bank is subject to a North Carolina savings bank capital requirement of at least 5% of total assets. At September 30, 1999, the Bank's capital ratio under the North Carolina requirements was 18.99%.

  At September 30, 1999, First Savings and the Bank exceeded all capital requirements.

FIRST SAVING BANCORP, INC.
--------------------------------------------------------------------------------

  MANAGEMENT'S DISCUSSION AND ANALYSIS



  Comparison of Operating Results for the Three Months Ended Sept.30, 1999 and 1998



  Net income for the three months ended September 30, 1999 was $1,353,000, compared to $1,294,000 for the same period in 1998. Basic and diluted earnings per share for the three months ended September 30, 1999 was $0.39 and $0.37, respectively, compared to $0.35 and $0.32, respectively, for the same period of the prior year. The increase in earnings was primarily due to increases in the net interest margin. Growth in earnings per share was attributable to an increase in net income and fewer average shares outstanding.

  General and administrative expenses increased slightly from $984,000 for the quarter ended September 30, 1998 to $998,000 for the quarter ended September 30, 1999. As a result of tax exempt securities, income tax expense decreased as a percentage of pretax income.


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

  Financial institution regulators have recently increased their focus upon Year 2000 compliance issues, issuing guidance concerning the responsibilities of senior management and directors. The Federal Financial Institutions Examination Council ("FFIEC") has issued several interagency statements on Year 2000 Project Management Awareness. These statements require financial institutions to, among other things, examine the Year 2000 implications of reliance on vendors, data exchange and potential impact on customers, suppliers and borrowers. These statements also require each federally regulated financial institution to survey its exposure, measure its risk and prepare a plan in order to solve the Year 2000 issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Bank, to assure resolution of any Year 2000 problems. The federal banking agencies have asserted that Year 2000

FIRST SAVINGS BANCORP, INC.
--------------------------------------------------------------------------------

  OTHER INFORMATION


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

  First Savings has completed the five phases of the plan. First Savings outsources its item processing operations to a service provider. First Savings' Year 2000 compliance is being closely coordinated with that of the service provider.

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




                                     FIRST SAVINGS BANCORP, INC.


                                     /s/ John F. Burns
     -------------------             -------------------------------------------
         Date                        John F. Burns
                                     President



                                     /s/ Timothy S. Maples
     -------------------             -------------------------------------------
        Date                         Timothy S. Maples
                                     Sr. Vice President/ Chief Financial Officer