Form 10-Q/A
period 1999-09-30
FIRST SAVINGS BANCORP INC
filed 1999-11-12
CIK 912836

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

                          FIRST SAVINGS BANCORP, INC.


                               TABLE OF CONTENTS



PART I FINANCIAL INFORMATION                                         Page Number
----------------------------

     Item 1. Financial Statements

     Consolidated Statements of Financial Condition                        3

     Consolidated Statements of Income                                     4

     Consolidated Statements of Cash Flow                                  5

     Notes to Consolidate Financial Statements                             6


     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations             7-9



PART II OTHER INFORMATION
-------------------------

     Item 5. Other Information                                            9-10



SIGNATURES                                                                11

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)


                                                         September 30,  June 30,
                                                        ------------------------
                                                             1999         1999
                                                        ------------------------
($ in thousands)

ASSETS
 Cash and due from banks                                   $  5,990     $  3,753
 Interest earning deposits with banks                            60        3,085
 Investment securities available for sale at fair value      63,572       54,846
 Investment securities held to maturity at amortized
  cost (fair values - $34,600 at September 30, 1999;
  $36,154 at June 30, 1999)                                  35,704       36,708
 Loans receivable (net of allowance for loan losses of
  $596 at September 30, and June 30, 1999)                  211,784      208,678
 Accrued interest receivable                                  1,753        1,730
 Premises and equipment                                       2,334        2,340
 Stock in the Federal Home Loan Bank of Atlanta,
  at cost                                                     1,929        1,929
 Prepaid expenses and other assets                              580          164
                                                        -------------------------

  TOTAL                                                    $323,706     $313,233
                                                        =========================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
 Deposits                                                  228,447       226,651
 Borrowed funds                                             25,000        20,000
 Accrued expenses and other liabilities                      6,719         2,354
                                                        -------------------------

  Total liabilities                                        260,166       249,005
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