Form 10-Q
period 1999-12-31
FIRST SAVINGS BANCORP INC
filed 2000-02-14
CIK 912836

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC



                                    ______



                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1999               Commission File Number 0-27098



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

                                Yes [X]  No [ ]


As of January 31, 2000 there were 3,462,889 shares of the issuer's common stock issued and outstanding.

                          FIRST SAVINGS BANCORP, INC.


                               TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION                                                 Page Number
          ---------------------

          Item 1.  Financial Statements

          Consolidated Statements of Financial Condition                             3

          Consolidated Statements of Income                                          4

          Consolidated Statements of Cash Flow                                       5

          Notes to Consolidated Financial Statements                                 6

          Item 2.  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations               7-9


PART II   OTHER INFORMATION
          -----------------


          Year 2000                                                                 10
          Merger Agreement


SIGNATURES                                                                          11

FIRST SAVINGS BANCORP, INC.
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)


                                                                            December 31,   June 30,
                                                                            ------------------------
                                                                                1999         1999
                                                                            ------------------------
($ in thousands)

ASSETS
 Cash and due from banks                                                       $   7,574   $   3,753
 Interest earning deposits with banks                                                201       3,085
 Investment securities available for sale at fair value                           56,786      54,846
 Investment securities held to maturity at amortized cost
  (fair values - $34,059 at December 31, 1999;
  $36,154 at June 30, 1999)                                                       35,119      36,708
 Loans receivable (net of allowance for loan losses of $596
  at December 31, and June 30, 1999)                                             223,465     208,678
 Accrued interest receivable                                                       1,913       1,730
 Premises and equipment                                                            2,296       2,340
 Stock in the Federal Home Loan Bank of Atlanta,
  at cost                                                                          1,929       1,929
 Prepaid expenses and other assets                                                   801         164
                                                                             -----------------------

  TOTAL                                                                        $ 330,084  $  313,233
                                                                             =======================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
 Deposits                                                                        232,116     226,651
 Borrowed funds                                                                   32,500      20,000
 Accrued expenses and other liabilities                                            2,430       2,354
                                                                            ------------------------

  Total liabilities                                                              267,046     249,005
                                                                            ------------------------


SHAREHOLDERS' EQUITY:

 Preferred stock, no par value, 5,000,000 shares, authorized, none issued and outstanding
 Common stock, no par value, 20,000,000 shares authorized, 3,446,680 shares
  issued and outstanding at December 31, 1999;  3,503,763 at June 30, 1999        32,415      33,018
 Unearned compensation related to ESOP note payable                                              (16)
 Retained earnings                                                                31,736      31,605
 Accumulated other comprehensive income (loss)                                   (1, 113)       (379)
                                                                            ------------------------

Total shareholders' equity                                                        63,038      64,228
                                                                            ------------------------

TOTAL                                                                           $330,084    $313,233
                                                                             =======================

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                                Three Months Ended             Six Months  Ended
                                                                   December 31 ,                  December 31,
                                                            --------------------------     --------------------------
                                                               1999            1998          1999             1998
                                                            --------------------------     --------------------------
($ in thousands except per share data)

INTEREST AND DIVIDEND INCOME:
 Interest on loans receivable                               $    4,298      $    4,169     $    8,422      $    8,393
 Interest on mortgage-backed securities                            552             215          1,117             388
 Interest on investment securities                                 950             885          1,833           2,006
 Dividends on investment securities                                 38              36             74              73
 Other                                                              28             102             73             127
                                                            --------------------------     --------------------------
Total interest income                                            5,866           5,407         11,519          10,987
                                                            --------------------------     --------------------------

INTEREST EXPENSE:
 Interest on deposits                                            2,542           2,463          5,062           4,983
 Interest on borrowings                                            365              67            582             257
                                                            --------------------------     --------------------------
 Total interest expense                                          2,907           2,530          5,644           5,240
                                                            --------------------------     --------------------------

 Net interest income                                             2,959           2,877          5,875           5,747
 Provision for loan losses
                                                            --------------------------     --------------------------
 Net interest income after provision for loan losses             2,959           2,877          5,875           5,747
                                                            --------------------------     --------------------------

NONINTEREST INCOME:
 Fees and service charges                                          116             198            265             354
 Income from real estate operations                                  2               2              4               4
 Rent on safe deposit boxes                                          9               7             13               9
  Other, net                                                        13               2             27               3
                                                            --------------------------     --------------------------
  Total noninterest income, net                                    140             209            309             370
                                                            --------------------------     --------------------------

GENERAL AND ADMINISTRATIVE EXPENSES:
 Compensation and fringe benefits                                  475             542          1,012           1,105
 Occupancy and building                                             79              54            159             115
 Federal insurance premiums                                         34              31             67              64
 Computer services                                                 125             100            241             189
 Other                                                             288             283            520             522
                                                            --------------------------     --------------------------
  Total general and administrative expenses                      1,001           1,010          1,999           1,995
                                                            --------------------------     --------------------------

INCOME BEFORE INCOME TAXES                                       2,098           2,076          4,185           4,122
INCOME TAXES                                                       771             763          1,505           1,516
                                                            --------------------------     --------------------------
NET INCOME                                                  $    1,327      $    1,313     $    2,680      $    2,606
                                                            ==========================     ==========================

NET INCOME PER COMMON SHARE:
Basic                                                       $     0.38      $     0.35     $     0.77      $     0.70
                                                            ==========================     ==========================
Diluted                                                     $     0.36      $     0.33     $     0.73      $     0.65
                                                            ==========================     ==========================

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic                                                        3,494,102       3,711,147      3,678,848       3,717,555
                                                            ==========================     ==========================
Diluted                                                      3,698,576       3,998,413      3,967,173       4,013,285
                                                            ==========================     ==========================

See notes to consolidated financial statements.

FIRST SAVINGS BANCORP, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                               Six Months Ended
                                                                                                December 31,
                                                                                            -------------------------
($ in thousands)                                                                              1999            1998
                                                                                            -------------------------
OPERATING ACTIVITIES:
 Net income                                                                                 $  2,680        $  2,606
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation of premises and equipment                                                          78              51
  Issuance of ESOP shares                                                                         32             162
  Net amortization on investments                                                                107             102
  Loan origination fees and costs deferred, net of current amortization                           22               6
 Changes in:
  Other assets                                                                                  (247)            207
  Other liabilities                                                                             (104)           (292)
                                                                                            -------------------------

 Net cash provided by operating activities                                                     2,568           2,842
                                                                                            -------------------------

INVESTING ACTIVITIES:
 Net (increase) decrease in interest-earning deposits with banks                               2,884          (3,090)
 Purchases of available for sale investment securities                                       (11,120)        (17,000)
 Proceeds from maturities and calls of:
  Available for sale investment securities                                                     8,000          37,000
  Held to maturity investment securities                                                       1,550             958
 Loan originations net of repayments and net fees                                            (14,809)           (206)
 Purchase of premises and equipment                                                              (34)           (274)
                                                                                            -------------------------

 Net cash provided by (used in) investing activities                                         (13,529)         17,388
                                                                                            -------------------------

FINANCING ACTIVITIES:
 Net increase  in deposits                                                                     5,465           3,957
 Net increase (decrease) in borrowed funds                                                    12,500         (20,000)
 Net proceeds from exercise of stock options                                                     123             178
 Repurchases of common stock                                                                  (1,496)         (1,130)
 Cash dividends paid                                                                          (1,810)         (1,859)
                                                                                            -------------------------

  Net cash provided by (used in) financing activities                                         14,782         (18,854)
                                                                                            -------------------------

INCREASE IN CASH AND DUE FROM BANKS                                                            3,821           1,376

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                                                   3,753           3,825
                                                                                            -------------------------

CASH AND DUE FROM BANKS, END OF PERIOD                                                      $  7,574        $  5,201
                                                                                            =========================

SUPPLEMENTAL DISCLOSURES:
------------------------
 Cash paid for:
  Interest on deposits                                                                      $  5,030        $  4,979
  Interest on borrowed funds                                                                     519             312
  Income taxes                                                                                 1,545           1,536

See notes to consolidated financial statements.
See notes to consolidated financial statements.

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

2.  Accounting Policies:  The significant accounting policies followed by First
    --------------------
    Savings for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 or Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and six month periods ended December 31, 1999 is not necessarily indicative of the results of operations that may be expected for the year ending June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended June 30, 1999.


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

                                                               Three Months Ended                     Six Months Ended
                                                                  December 31,                           December 31
                                                          ----------------------------           --------------------------
                                                            1999              1998                  1999             1998
                                                         ---------         ----------            ---------        ---------
Weighted average number of common
 shares used in basic EPS                                3,494,102         3,711,147             3,678,848        3,717,555
Effect of dilutive stock options                           204,474           287,266               288,325          295,730
                                                         ---------         ---------             ---------        ---------

Weighted average number of common
 shares and dilutive potential common
 shares used in diluted EPS                              3,698,576         3,998,413             3,967,173        4,013,285
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


Financial Condition

First Savings had total assets of $330.1 million at December 31, 1999 compared to $313.2 million at June 30, 1999. The increase in assets was primarily attributable to a 7.1% increase in net loans. Net loans totaled $223.5 million at December 31, 1999 compared to $208.7 million at June 30, 1999. An increase in loan originations and a decrease in refinancing were factors contributing to the loan growth. Supporting the loan growth were increases in deposits and borrowed funds. Deposits and borrowed funds increased from 226.7 million and $20.0 million, respectively, at June 30, 1999 to 232.1 million and $32.5 million, respectively, at December 31, 1999.

As a result of rising interest rates, accumulated other comprehensive loss associated with investment securities available for sale increased from $379,000 at June 30, 1999 to $1.1 million at December 31, 1999.

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

As of December 31, 1999, liquid assets (cash and cash equivalents, and marketable investment securities, less pledged investments) were approximately $96.9 million, which represents 41.8% of deposits. As a North Carolina chartered savings bank, First Savings is required to maintain liquid assets equal to at least 10.0% of its total assets. At December 31, 1999, this liquidity ratio, based on North Carolina regulations, was 29.4% Management considers current liquidity levels to be adequate to meet First Savings' foreseeable needs.

At December 31, 1999, outstanding mortgage loan commitments and available home equity line of credit balances were $23.4 million, available credit card line of credit balances were $3.8 million and the undisbursed portion of construction loans was $10.7 million. Funding for these commitments is expected to be provided from deposits, loan and mortgage-backed securities principal repayments, maturing investments and income generated from operations.

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

       Actual capital amounts and ratios for First Savings and the Bank are presented in the table below:

                                                                                                     To Be Well
                                                                                                  Capitalized Under
                                                                               For Capital        Prompt Corrective
                                                        Actual             Adequacy Purposes      Action Provisions
                                                  Amount       Ratio      Amount        Ratio    Amount        Ratio
                                               ----------------------------------------------------------------------
As of December 31, 1999

 Total Capital (to Risk Weighted Assets:
  Consolidated                                    $64,747      38.36%     $13,501       *8.0%       n/a         n/a
  First Savings Bank of Moore Co., Inc., SSB      $62,998      37.47%     $13,451       *8.0%     $16,814     *10.0%

 Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                                    $64,151      38.01%     $ 6,751       *4.0%       n/a         n/a
  First Savings Bank of Moore Co., Inc., SSB      $62,402      37.11%     $ 6,726       *4.0%     $10,088      *6.0%

 Tier 1 Capital (to Average Assets):
  Consolidated                                    $64,151      19.51%     $13,151       *4.0%       n/a         n/a
  First Savings Bank of Moore Co., Inc., SSB      $62,402      19.04%     $13,108       *4.0%     $16,385      *5.0%


  In addition to federal regulatory requirements, the Bank is subject to a North Carolina savings bank capital requirement of at least 5% of total assets. At December 31, 1999, the Bank's capital ratio under the North Carolina requirements was 19.02%.

  At December 31, 1999, First Savings and the Bank exceeded all capital requirements.

* = more than or equal to

FIRST SAVINGS BANCORP, INC.
-------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS


Comparison of Operating Results for the Three Months Ended December 31, 1999 and 1998

Net income for the three months ended December 31, 1999 was $1,327,000, compared to $1,313,000 for the same period in 1998. Basic and diluted earnings per share for the three months ended December 31, 1999 was $0.38 and $0.36, respectively, compared to $0.35 and $0.33, respectively, for the same period of the prior year. The increase in earnings was primarily due to increases in net interest income.

Net interest income for the quarter ended December 31, 1999 increased $82,000. Noninterest income decreased primarily as a result of a reduction in loan fees associated with a slow down of secondary loan originations from the prior year. General and administrative expenses totaled $1,001,000 and remained relatively unchanged.



Comparison of Operating Results for the Six Months Ended December 31, 1999 and 1998

Net income for the six months ended December 31, 1999 was $2,680,000, compared to $2,606,000 for the same period in 1998. Basic and diluted earnings per share for the six months ended December 31, 1999 was $0.77 and $0.73, respectively, compared to $0.70 and $0.65, respectively, for the same period of the prior year. The increase in earnings was primarily due to an increase in net interest income.

Net interest income increased $128,000 from $5,747,000, for the six months ended December 31, 1998 to $5,875,000 for the same period of the current year. The increase was primarily due to higher levels of interest earning assets. Noninterest income decreased $61,000, ,from $370,000 for the six months ended December 31, 1998 to $309,000 for the current six month period. The decrease was primarily due to a reduction in loan fees associated with secondary loan originations. General and administrative expenses for the six month period ended December 31, 1999 was $1,999,000 compared to $1,995,000 for the same period of the prior year.

OTHER INFORMATION

Year 2000

The Year 2000 issue has posed business risk to most business organizations, including the Company. In response, the Company formed a Year 2000 project team, consisting of senior officers within the Company's operations, information systems, financial and management areas, to ensure that the Company attained Year 2000 compliance. All date sensitive systems were evaluated for Year 2000 compliance, with complete upgrading and testing of systems completed well in advance of the Year 2000 date change. The Company also developed contingency plans for its computer processes, including the use of alternative systems and the manual processing of certain critical operations. In addition, the Company had undertaken extensive efforts to ensure that significant vendor and customer relationships are Year 2000 compliant. The Company's management is pleased, but not surprised, that business continued as normal without adverse impact to the Company during the critical date change. In coming months, the Bank will continue monitoring external entities to assure that they have not experienced any Year 2000 problems that could impact their relationship with the Company. In addition to the estimated costs of its Year 2000 compliance, the Company routinely makes annual investments in technology in its efforts to improve customer service and to efficiently manage its product and service delivery systems. As anticipated, the costs associated with Year 2000 compliance were not material to First Savings' financial condition or results of operations.



Merger Agreement

On December 15, 1999, First Bancorp ("First Bancorp"), First Savings Bancorp, Inc. ("First Savings") and the wholly-owned banking subsidiaries of First Bancorp and First Savings entered into a Merger Agreement (the "Merger Agreement"), pursuant to which First Bancorp and First Savings will merge with First Bancorp being the surviving company. In addition, the Merger Agreement provides First Savings Bank of Moore County, Inc., SSB, First Savings' wholly-owned savings bank subsidiary, and First Bank, First Bancorp's wholly-owned banking subsidiary, will merge with First Bank being the surviving company. For further information refer to Form 8-K.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    FIRST SAVINGS BANCORP, INC.



    ______________                  _______________________________________
      Date                          John F. Burns
                                    President



    _____________                   ________________________________________
      Date                          Timothy S. Maples
                                    Sr. Vice President/ Chief Financial Officer