Form 10-Q
period 2000-03-31
FIRST SAVINGS BANCORP INC
filed 2000-05-12
CIK 912836

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC


                                    ______


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March  31, 2000            Commission File Number 0-27098



                          FIRST SAVINGS BANCORP, INC.
            (Exact name of registrant as specified in its charter)



    North Carolina                                     56-1842701
    --------------                                     ----------
 (State of jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                    Identification number)



205 SE Broad Street, Southern Pines, North Carolina         28387
---------------------------------------------------         -----
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

                                 Yes [X]  No [ ]


As of April 30, 2000 there were 3,523,314 shares of the issuer's common stock issued and outstanding.

                          FIRST SAVINGS BANCORP, INC.


                               TABLE OF CONTENTS



PART I FINANCIAL INFORMATION                                Page Number
       ---------------------


     Item 1. Financial Statements

     Consolidated Statements of Financial Condition              3

     Consolidated Statements of Income                           4

     Consolidated Statements of Cash Flow                        5

     Notes to Consolidated Financial Statements                  6


     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations    7-10



PART II      OTHER INFORMATION
             -----------------

     Item 6.  Exhibits and Reports on Form 8-K                  10


SIGNATURES                                                      11

FIRST SAVINGS BANCORP, INC.
---------------------------
PART I   FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)


                                                                 March 31,          June 30,
                                                                 ---------------------------
                                                                   2000               1999
                                                                 ----------------------------
($ in thousands)
ASSETS

 Cash and due from banks                                         $   3,942          $  3,753
 Interest earning deposits with banks                                  120             3,085
 Investment securities available for sale at fair value             52,028            54,846
 Investment securities held to maturity at amortized cost
  (fair values - $33,449 at March 31, 2000;
  $36,154 at June 30, 1999)                                         34,504            36,708
 Loans receivable (net of allowance for loan losses of $595
  at March 31, 2000 and $596 at June 30, 1999)                     229,766           208,678
 Accrued interest receivable                                         1,657             1,730
 Premises and equipment                                              2,256             2,340
 Stock in the Federal Home Loan Bank of Atlanta, at cost             2,094             1,929
 Prepaid expenses and other assets                                     968               164
                                                                 ---------------------------

  TOTAL                                                          $ 327,335          $313,233
                                                                 ===========================
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
 Deposits                                                          230,668           226,651
 Borrowed funds                                                     30,500            20,000
 Accrued expenses and other liabilities                              2,470             2,354
                                                                 ---------------------------
   Total liabilities                                               263,638           249,005
                                                                 ---------------------------
  SHAREHOLDERS' EQUITY:

 Preferred stock, no par value, 5,000,000 shares, authorized, none issued and outstanding
 Common stock, no par value, 20,000,000 shares authorized,
  3,521,514 shares issued and outstanding at March 31, 2000;
   3,503,763 at June 30, 1999                                       32,633            33,018
                                                                                         (16)
 Unearned compensation related to ESOP note payable                 32,280            31,605
 Retained earnings                                                  (1,216)             (379)
 Accumulated other comprehensive income (loss)                   ---------------------------

                                                                    63,697            64,228
Total shareholders' equity                                       ---------------------------

                                                                 $ 327,335          $313,233
TOTAL                                                            ===========================



See notes to consolidated financial statements.

FIRST SAVINGS BANCORP, INC.
---------------------------

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                                          Three Months Ended                Nine Months Ended
                                                                               March 31,                         March 31,
                                                                      ---------------------------         ------------------------
                                                                        2000               1999             2000           1999
                                                                      ---------          --------         --------        --------
($ in thousands except per share data)
INTEREST AND DIVIDEND INCOME:
 Interest on loans receivable                                       $    4,478            $   4,117       $    12,901   $   12,511
 Interest on mortgage-backed securities                                    538                  211             1,655          599
 Interest on investment securities                                         881                  716             2,715        2,721
 Dividends on investment securities                                         37                   39               111          112
 Other                                                                      25                  173                98          300
                                                                  ---------------------------------       ------------------------
   Total interest income                                                 5,959                5,256            17,480       16,243
                                                                  ---------------------------------       ------------------------

INTEREST EXPENSE:
 Interest on deposits                                                    2,495                2,414             7,557        7,397
 Interest on borrowings                                                    441                                  1,023          257
                                                                  ---------------------------------       ------------------------
   Total interest expense                                                2,936                2,414             8,580        7,654
                                                                  ---------------------------------       ------------------------

 Net interest income                                                     3,023                2,842             8,900        8,589
 Provision for loan losses
                                                                  ---------------------------------       ------------------------
   Net interest income after provision for loan losses                   3,023                2,842             8,900        8,589
                                                                  ---------------------------------       ------------------------

NONINTEREST INCOME:
 Fees and service charges                                                  107                  168               372          522
 Income from real estate operations                                          2                    2                 6            6
 Rent on safe deposit boxes                                                 14                   14                27           23
 Other, net                                                                 12                    2                40            5
                                                                  ---------------------------------       ------------------------
   Total noninterest income, net                                           135                  186               445          556
                                                                  ---------------------------------       ------------------------

GENERAL AND ADMINISTRATIVE EXPENSES:
 Compensation and fringe benefits                                          509                  540             1,522        1,645
 Occupancy and building                                                     81                   68               241          183
 Federal insurance premiums                                                 12                   33                79           97
 Computer services                                                         107                  152               348          341
 Other                                                                     272                  240               791          763
                                                                  ---------------------------------       ------------------------
   Total general and administrative expenses                               981                1,033             2,981        3,029
                                                                  ---------------------------------       ------------------------

INCOME BEFORE INCOME TAXES                                               2,177                1,995             6,364        6,116
INCOME TAX EXPENSE                                                         781                  734             2,287        2,250
                                                                  ---------------------------------       ------------------------

NET INCOME                                                          $    1,396            $   1,261       $     4,077   $    3,866
                                                                  =================================       ========================
NET INCOME PER COMMON SHARE:
Basic                                                               $     0.40            $    0.35       $     1.17    $     1.05
                                                                  =================================       ========================
Diluted                                                             $     0.39            $    0.33       $     1.12    $     0.97
                                                                  =================================       ========================
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic                                                                3,471,801            3,613,559         3,472,590    3,678,848
                                                                  =================================       ========================
Diluted                                                              3,598,109            3,879,896         3,656,497    3,967,173
                                                                  =================================       ========================

See notes to consolidated financial statements.

FIRST SAVINGS BANCORP, INC.
---------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                   Nine Months Ended
                                                                                      March 31,
                                                                                ----------------------------
                                                                                   2000              1999
                                                                                ----------        ----------
($ in thousands)
OPERATING ACTIVITIES:
Net income                                                                           $  4,077   $  3,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment                                                    118         84
Issuance of ESOP shares                                                                    32        240
Net amortization on investments                                                           115        152
Loan origination fees and costs deferred, net of current amortization                      39        (25)
Changes in:
 Other assets                                                                            (104)       403
 Other liabilities                                                                       ( 84)      (254)
                                                                                     -------------------

Net cash provided by operating activities                                               4,193      4,466
                                                                                     -------------------

INVESTING ACTIVITIES:
Net (increase) decrease in interest-earning deposits with banks                         2,965    (14,749)
Purchases of available for sale investment securities                                 (11,120)   (32,000)
Proceeds from maturities and calls of:
 Available for sale investment securities                                              12,600     51,000
 Held to maturity investment securities                                                 2,159     1 ,938
Loan originations net of repayments and net fees                                      (21,127)     2,098
Purchase of premises and equipment                                                        (34)      (443)
Purchases of stock in the Federal Home Loan Bank of Atlanta                              (165)
                                                                                    --------------------

Net cash provided by (used in) investing activities                                   (14,722)     7,844
                                                                                     -------------------

FINANCING ACTIVITIES:
Net increase in deposits                                                                4,017     14,222
Net increase (decrease) in borrowed funds                                              10,500    (20,000)
Net proceeds from exercise of stock options                                               340        324
Repurchases of common stock                                                            (1,496)    (5,244)
Cash dividends paid                                                                    (2,643)    (2,770)
                                                                                     -------------------

Net cash provided by (used in) financing activities                                    10,718    (13,468)
                                                                                     -------------------

INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                            189     (1,158)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                                            3,753      3,825
                                                                                     -------------------

CASH AND DUE FROM BANKS, END OF PERIOD                                               $  3,942   $  2,667
                                                                                     ===================

SUPPLEMENTAL DISCLOSURES:
-------------------------
Cash paid for:
Interest on deposits                                                                 $  7,573   $  7,374
Interest on borrowed funds                                                                951        332
Income taxes                                                                            2,341      2,246

See notes to consolidated financial statements.

FIRST SAVINGS BANCORP, INC.
---------------------------

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

2.  Accounting Policies:  The significant accounting policies followed by First
    --------------------
    Savings for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The results of operations for the three and nine month periods ended March 31, 2000 is not necessarily indicative of the results of operations that may be expected for the year ending June 30, 2000. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the company's annual report on Form 10-K for the year ended June 30, 1999. This quarterly report should be read in conjunction with such annual report.


3.  Earnings Per Common Share:   Basic and diluted earnings per share have been
    --------------------------
    computed based upon net income as presented in the accompanying statements of operation divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below.

                                                     Three Months Ended                Nine Months Ended
                                                        March 31,                          March 31 ,
                                                     ------------------                ----------------
         Weighted average number of common           2000                1999               2000        1999
                                                   ---------           ---------          ---------   ---------
           shares used in basic EPS                3,471,801           3,613,559          3,472,590   3,678,848
         Effect of dilutive stock options            126,308             266,337            183,907     288,325
                                                   ---------           ---------          ---------   ---------

         Weighted average number of common
           shares and dilutive potential common
           shares used in diluted EPS              3,598,109           3,879,896          3,656,497   3,967,173
                                                   =========           =========          =========   =========


FIRST SAVINGS BANCORP, INC.
---------------------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

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


Financial Condition

First Savings had total assets of $327.3 million at March 31, 2000, compared to $313.2 million at June 30, 1999. The increase in assets was primarily attributable to a 10.1% increase in net loans. Supported by increases in new loan originations and a decrease in refinancing of loans, net loans increased from $208.7 million at June 30, 1999 to $229.8 million at March 31, 2000.

Deposits increased to from $226.7 million at June 30, 1999 to $230.7 million at March 31, 2000. Shareholders' equity decreased from $64.2 million at June 30, 1999 to $63.7 million at March 31, 2000 primarily as a result of an increase in accumulated other comprehensive loss associated with investment securities available for sale.

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

As of March 31, 2000, liquid assets (cash and cash equivalents, and marketable investment securities, less pledged investments) were approximately $85.9 million, which represents 37.3% of deposits. As a North Carolina chartered savings bank, First Savings is required to maintain liquid assets equal to at least 10.0% of its total assets. At March 31, 1999, this liquidity ratio, based on North Carolina regulations, was 26.3% Management considers current liquidity levels to be adequate to meet First Savings' foreseeable needs.

At March 31, 2000, outstanding mortgage loan commitments and available home equity line of credit balances were $22.2 million, available credit card line of credit balances were $3.9 million and the undisbursed portion of construction loans was $12.5 million. Funding for these commitments is expected to be provided from deposits, loan and mortgage-backed securities principal repayments, maturing investments and income generated from operations.

Forward Looking Statements

The discussion in Part 1 of this report contains statements that could be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties. Forward-looking statements are statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," or other statements concerning opinions or judgment of the Company and its management about future events. Factors that could influence the accuracy of such forward-looking

FIRST SAVINGS BANCORP, INC.
---------------------------


statements include, but are not limited to, the financial success or changing strategies of the Company's customers, actions of government regulators, the level of market interest rates, and general economic conditions, as well as risks referred to hereafter in the section "Year 2000" of Management's Discussion and Analysis of Financial Condition and Results of Operations.


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

       Actual capital amounts and ratios for First Savings and the Bank are presented in the table below:


                                                                                                               To Be Well
                                                                                                            Capitalized Under
                                                                                       For Capital          Prompt Corrective
                                                            Actual                    Adequacy Purposes     Action Provisions
                                                     Amount        Ratio               Amount    Ratio        Amount   Ratio
                                                -------------------------------------------------------------------------------
As of March 31, 2000

 Total Capital (to Risk Weighted Assets:
  Consolidated                                      $65,508        37.97%                  $13,804   *8.0%     n/a        n/a
  First Savings Bank of Moore Co., Inc., SSB        $64,442        37.50%                  $13,747   *8.0%     $17,184  *10.0%

 Tier 1 Capital (to Risk Weighted Assets):
  Consolidated                                      $64,913        37.62%                  $ 6,751   *4.0%     n/a        n/a
  First Savings Bank of Moore Co., Inc., SSB        $63,847        37.16%                  $ 6,873   *4.0%     $10,310   *6.0%

 Tier 1 Capital (to Average Assets):
  Consolidated                                      $64,913        19.64%                  $13,151   *4.0%      n/a       n/a
  First Savings Bank of Moore Co., Inc., SSB        $63,847        19.36%                  $13,065   *4.0%     $16,490   *5.0%


* Greater than or equal to

  In addition to federal regulatory requirements, the Bank is subject to a North Carolina savings bank capital requirement of at least 5% of total assets. At March 31, 2000, the Bank's capital ratio under the North Carolina requirements was 19.62%.

  At March 31, 2000, First Savings and the Bank exceeded all capital requirements.

FIRST SAVINGS BANCORP, INC.
---------------------------

Comparison of Operating Results for the Three Months Ended December 31, 1999 and 1998

Net income for the three months ended March 31, 2000 was $1,396,000, compared to $1,261,000 for the same period in 1999. Basic and diluted earnings per share for the three months ended March 31, 2000 was $0.40 and $0.39, respectively, compared to $0.35 and $0.33, respectively, for the same period of the prior year. The increase in earnings was primarily due to an increase in net interest income.

Net interest income for the quarter ended March 31, 2000 increased $181,000 due primarily to an increase in the level of interest-earning assets. General and administrative expenses decreased from $1,033,000 for the quarter ended March 31, 1999 to $981,000 for the quarter ended March 31, 2000 due primarily to a decrease in expenses associated with computer services.


Comparison of Operating Results for the Nine Months Ended March 31, 2000 and
1999

Net income for the nine months ended March 31, 2000 was $4,077,000, compared to $3,866,000 for the same period in 1999. Basic and diluted earnings per share for the nine months ended March 31, 2000 was $1.17 and $1.12, respectively, compared to $1.05 and $0.97, respectively, for the same period of the prior year. The increase in earnings was primarily due to a decrease in general and administrative expenses and an increase in net interest income.

Supported by strong loan growth, net interest income increased $311,000 from $8,589,000, for the nine months ended March 31, 1999 to $8,900,000 for the same period of the current year. Due to a decrease in loan fees associated with a reduction in secondary loan originations and refinancing of existing loans, noninterest income decreased from $556,000 for the nine months ended March 31, 1999 to $445,000 for the same period of 2000. General and administrative expenses for the nine month period ended March 31, 2000 was $2,981,000 compared to $3,029,000 for the same period of the prior year. The decrease was primarily due to a reduction in compensation and fringe benefits associated with the Employees Stock Ownership Plan.

FIRST SAVINGS BANCORP, INC.
---------------------------

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



Merger Agreement

On December 15, 1999, First Bancorp ("First Bancorp"), First Savings Bancorp, Inc. ("First Savings") and the wholly-owned banking subsidiaries of First Bancorp and First Savings entered into a Merger Agreement (the "Merger Agreement"), pursuant to which First Bancorp and First Savings will merge with First Bancorp being the surviving company. In addition, the Merger Agreement provides First Savings Bank of Moore County, Inc., SSB, First Savings' wholly-owned savings bank subsidiary, and First Bank, First Bancorp's wholly-owned banking subsidiary, will merge with First Bank being the surviving company. For further information refer to First Savings' Form 8-K filed December 21, 1999 and First Bancorp's Registration Statement on Form S-4 filed April 6, 2000 with the Securities and Exchange Commission.


PART II  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
        (a)  Exhibits
             (27) Financial Data Schedule

        (b)  Reports on Form 8-K
             No reports on Form 8-K were filed during the quarter ended March 31, 2000

                                  SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     FIRST SAVINGS BANCORP, INC.



     __________________________      ____________________________
        Date                         John F. Burns
                                     President



     _________________________       _____________________________
        Date                         Timothy S. Maples
                                     Sr. Vice President/ Chief Financial Officer